Form 10-Q
period 2001-11-24
WOODWORKERS WAREHOUSE INC
filed 2002-02-25
CIK 1161625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 24, 2001 OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                TO
            ------------------      -----------------

Commission file number     0-24390
                       ------------------------------

                          WOODWORKERS WAREHOUSE, INC.
                          (formerly Trend-Lines, Inc.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)







                  Delaware                               04-3579658
       -------------------------------              -------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification No.)





   126 Oxford Street, Lynn, Massachusetts                  01901
   ---------------------------------------               ----------
   (Address of principal executive office)               (Zip Code)

                                (781) 853 - 0900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                NUMBER OF SHARES OUTSTANDING
  CLASS                                           AS OF NOVEMBER 24, 2001
  -----                                         ----------------------------
Common Stock, $.01 par value                               5,640,000

                          WOODWORKERS WAREHOUSE, INC.

                                     INDEX


                                                                                 Page
                                                                                 ----
Part I - Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            November 24, 2001 (unaudited) (successor) and
            February 24, 2001 (predecessor)                                        3

            Condensed Consolidated Statements of Operations (unaudited)
            Three Months Ended November 25, 2000, Two Months
            Ended October 27, 2001 and One Month Ended
            November 24, 2001                                                      4

            Condensed Consolidated Statements of Operations (unaudited)
            Nine Months Ended November 25, 2000, Eight Months
            Ended October 27, 2001 and One Month Ended
            November 24, 2001                                                      5

            Condensed Consolidated Statements of Cash Flows (unaudited)
            Nine Months Ended November 25, 2000, Eight Months Ended
            October 27, 2001 and One Month Ended
            November 24, 2001                                                      6

            Notes to Condensed Consolidated Financial Statements                 8 - 13

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                           14 - 17

Item 3.     Quantitative and Qualitative Disclosures About Market Risk             18

Part II - Other Information

Item 1.     Legal Proceedings                                                      18

Item 2.     Changes in Securities and Use of Proceeds                              18

Item 3.     Defaults Upon Senior Securities                                        18

Item 4.     Submission of Matters to a Vote of Security Holders                    18

Item 5.     Other Information                                                      18

Item 6.     Exhibits and Reports on Form 8-K                                       19

Signatures                                                                         20


                    WOODWORKERS WAREHOUSE, INC. (See Note 1)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized company at October 29, 2001. Accordingly, the accompanying balance sheet as of November 24, 2001 is not comparable in certain material respects to such balance sheet as of any prior period since the balance sheet as of November 24, 2001 is that of a reorganized entity.


                                     ASSETS
                                                                                                     (unaudited)
                                                                                    Predecessor       Successor
                                                                                      Company          Company
                                                                                      -------          -------
                                                                                    February 24,    November 24,
                                                                                        2001            2001
                                                                                        ----            ----
CURRENT ASSETS:
       Cash and cash equivalents                                                     $  18,338       $     492
       Accounts receivable, net                                                          2,948           3,743
       Inventories                                                                      44,102          31,892
       Prepaid expenses and other current assets                                         1,656           1,592
                                                                                     ---------       ---------
                  Total current assets                                                  67,044          37,719

PROPERTY AND EQUIPMENT, NET                                                             12,999           5,817

OTHER ASSETS                                                                               899           1,021
                                                                                     ---------       ---------
                                                                                     $  80,942       $  44,557
                                                                                     =========       =========

                           LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
       Bank credit facility                                                          $  47,566       $    --
       Note payable to officer                                                           3,500            --
       Current portion of capital lease obligations                                        218           1,449
       Post-Petition accounts payable                                                    1,060           6,457
       Pre-Petition accounts payable                                                    25,090            --
       Net current liabilities of discontinued operations                               14,042            --
       Accrued expenses                                                                  5,897           7,136
       Deferred liabilities                                                              2,448             938
       Other current liabilities                                                         1,355           1,351
                                                                                     ---------       ---------
                  Total current liabilities                                          $ 101,176       $  17,331
                                                                                     ---------       ---------

BANK CREDIT FACILITY, NET OF CURRENT PORTION                                              --            23,955
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                         --             2,359

STOCKHOLDERS' (DEFICIT) EQUITY:
       Common stock (old), $.01 par value -
           Class A -- Authorized - 20,000,000 shares
                Issued  - 6,510,411 shares at February 24, 2001                             65            --
           Class B -- Authorized - 5,000,000 shares
                Issued and outstanding - 4,641,082 shares at February 24, 2001              47            --
           Common stock (new), $.01 par value-
                Authorized - 7,500,000 shares
                Issued - 5,640,000 shares at November 24, 2001                          --                56
       Additional paid-in capital                                                       41,626           1,432
       Retained deficit                                                                (59,512)           (576)
       Less: 500,000 Class A shares held in treasury February 24, 2001, at cost         (2,460)           --
                                                                                     ---------       ---------
                  Total stockholders' (deficit) equity                                 (20,234)            912
                                                                                     ---------       ---------
                                                                                     $  80,942       $  44,557
                                                                                     =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    WOODWORKERS WAREHOUSE, INC. (See Note 1)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                  (unaudited)


                                                                         Predecessor Company                  Successor Company
                                                              ----------------------------------------        -----------------
                                                              Three Months Ended      Two Months Ended         One Month Ended
                                                              November 25, 2000       October 27, 2001        November 24, 2001
                                                              ------------------      ----------------        -----------------
Net sales                                                        $    34,982             $    16,085             $     9,150
Cost of sales                                                         24,335                  11,540                   6,743
                                                                 -----------             -----------             -----------

Gross profit                                                          10,647                   4,545                   2,407

Selling, general and administrative expenses                          13,805                   5,839                   2,804
                                                                 -----------             -----------             -----------

Loss from operations                                                  (3,158)                 (1,294)                   (397)

Reorganization (income) expense                                          (98)                 12,076                    --
Interest expense                                                       1,183                     449                     179
                                                                 -----------             -----------             -----------
Loss before provision for income taxes
 and discontinued operations                                          (4,243)                (13,819)                   (576)
Provision for income taxes                                              --                      --                      --
                                                                 -----------             -----------             -----------

Income (loss) from continuing operations                              (4,243)                (13,819)                   (576)

Discontinued Operations:
Loss from discontinued operations                                       (578)                   --                      --
Income (Loss) on disposal                                                 16                     (50)                   --
                                                                 -----------             -----------             -----------
Loss from discontinued operations                                       (562)                    (50)                   --
                                                                 -----------             -----------             -----------

Income (loss) before extraordinary items                                (562)                (13,869)                   (576)
                                                                 -----------             -----------             -----------
Extraordinary gain-cancellation of debt                                 --                    40,095                    --
                                                                 -----------             -----------             -----------
Net income (loss)                                                $    (4,805)            $    26,226             $      (576)
                                                                 ===========             ===========             ===========

Basic and diluted net (loss) income per share
 Continuing operations                                                     *                       *             $     (0.10)
                                                                 ===========             ===========             ===========
Discontinuing operations                                                   *                       *                    --
                                                                 ===========             ===========             ===========
Basic and diluted net income (loss) per share                              *                       *             $     (0.10)
                                                                 ===========             ===========             ===========

Basic and Diluted weighted average shares outstanding                      *                       *               5,640,000
                                                                 ===========             ===========             ===========



                * EPS for Predecessor Company is not meaningful.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          WOODWORKERS WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                  (unaudited)


                                                                         Predecessor Company                  Successor Company
                                                              ----------------------------------------        -----------------
                                                              Nine Months Ended      Eight Months Ended        One Month Ended
                                                              November 25, 2000       October 27, 2001        November 24, 2001
                                                              -----------------       ----------------        -----------------
Net sales                                                        $   113,589             $    66,294             $     9,150
Cost of sales                                                         82,284                  46,734                   6,743
                                                                 -----------             -----------             -----------

 Gross profit                                                         31,305                  19,560                   2,407

Selling, general and administrative expenses                          42,412                  25,008                   2,804
                                                                 -----------             -----------             -----------

 Loss from operations                                                (11,107)                 (5,448)                   (397)

 Reorganization expense                                                  385                  11,836
 Interest expense                                                      3,757                   2,298                     179
                                                                 -----------             -----------             -----------
 Loss before provision for income taxes
  and discontinued operations                                        (15,249)                (19,582)                   (576)
Provision for income taxes                                              --                      --                      --
                                                                 -----------             -----------             -----------

Loss from continuing operations                                      (15,249)                (19,582)                   (576)

Discontinued Operations:
Loss from discontinued operations                                     (8,975)                   --                      --
Loss on disposal                                                     (22,071)                   (279)                   --
                                                                 -----------             -----------             -----------
 Loss from discontinued operations                                   (31,046)                   (279)                   --
                                                                 -----------             -----------             -----------

Income (loss) before extraordinary items                         $   (46,295)            $   (19,861)            $      (576)
                                                                 -----------             -----------             -----------
Extraordinary gain-cancellation of debt                                 --                    40,095                    --
                                                                 -----------             -----------             -----------
 Net Income (loss)                                               $   (46,295)            $    20,234             $      (576)
                                                                 ===========             ===========             ===========

Basic and diluted net (loss) income per share
 Continuing operations                                                     *                       *             $     (0.10)
                                                                 ===========             ===========             ===========
 Discontinuing operations                                                  *                       *                    --
                                                                 ===========             ===========             ===========
Basic and diluted net income (loss) per share                              *                       *             $     (0.10)
                                                                 ===========             ===========             ===========

Basic and Diluted weighted average shares outstanding                      *                       *               5,640,000
                                                                 ===========             ===========             ===========


              * EPS for the Predecessor Company is not meaningful.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          WOODWORKERS WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                  Predecessor Company             Successor Company
                                                                       ----------------------------------------   -----------------
                                                                       Nine Months Ended      Eight Months Ended   One Month Ended
                                                                       November 25, 2000       October 27, 2001   November 24, 2001
                                                                       -----------------       ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                          $(46,295)              $ 20,234           $   (576)
 Add:  loss from discontinued operations                                       8,975                    279               --
       loss on disposal of discontinued operations                            22,071                   --                 --
       Extraordinary gain-cancellation of debt                                  --                  (40,095)              --
                                                                            --------               --------           --------
 Loss from continuing operations                                             (15,249)               (19,582)              (576)

 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities--
      Depreciation and amortization                                            1,266                  2,087                158
      Revaluation of assets in fresh start accounting                           --                    9,103               --
      Reorganization expenses                                                    385                  2,733               --
      Loss on disposal of fixed assets                                          --                      889               --
      Changes in current assets and liabilities
         Accounts receivable                                                     343                   (584)              (325)
         Inventories                                                          45,256                 11,732                478
         Prepaid expenses and other current assets                              (929)                  (332)               396
         Post-petition accounts payable                                        1,386                  2,711                (14)
         Pre-petition accounts payable                                       (19,926)                  --                 --
         Accrued expenses                                                        882                  1,914               (675)
         Deferred liabilities                                                    772                 (1,580)                70
         Other current liabilities                                             1,111                   (243)               239
                                                                            --------               --------           --------
             Net cash provided by operating activities                        15,297                  8,848               (249)
             Net cash provided by discontinued operations                     25,723                   --                 --
                                                                            --------               --------           --------
             Net cash provided by operating activities (before
             reorganization expense)                                          41,020                  8,848               (249)

      Operating cash flows from reorganizational expenses
         Professional fees paid for bankruptcy-related activities               (417)                (2,502)              --
         Interest income received                                                192                    332               --
         Other reorganization expenses paid                                     (160)                  (563)              --
                                                                            --------               --------           --------
             Net cash used in reorganizational expenses                         (385)                (2,733)              --
                                                                            --------               --------           --------
             Net cash provided by operating activities                        40,635                  6,115               (249)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment                                    716                   --                 --
 Purchase of property and equipment                                             --                   (1,208)            (2,361)
 Increase (decrease) in other assets                                            (148)                   184               (306)
                                                                            --------               --------           --------
             Net cash provided by (used in) investing activities                 568                 (1,024)            (2,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net payments under bank credit facilities                                   (19,767)               (12,008)           (11,603)
 Net payments on capital lease obligations                                      (294)                 1,439              2,151
 Proceeds from note payable to officer                                         3,500                   --                 --
                                                                            --------               --------           --------
               Net cash (used in) provided by financing activities           (16,561)               (10,569)            (9,452)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          24,642                 (5,478)           (12,368)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,054                 18,338             12,860
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      25,696                 12,860                492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for -
      Interest                                                              $  5,634               $  2,454           $     96
      Income taxes                                                          $     82               $   --             $     26



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          WOODWORKERS WAREHOUSE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS



1. Basis of Presentation
------------------------

The condensed financial statements of Woodworkers Warehouse, Inc. (the "Company" or the "Successor"), have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. Trend-Lines Inc. (the "Predecessor") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on August 11, 2000 (the "Filing") and emerged from bankruptcy on October 29, 2001. See below for further information. The accompanying footnotes, in certain places, refer to both the Predecessor, which operated in bankruptcy through October 29, 2001 and the Successor, the reorganized new company.

With respect to the unaudited condensed consolidated financial statements for the three and nine months ended November 24, 2001, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to the current period's presentation.

These statements should be read in conjunction with the Company's financial statements included in its Form 10-K for the fiscal year ended February 24, 2001 ("fiscal 2000"). Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending February 23, 2002 ("fiscal 2001"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

The Predecessor filed a petition in the United States Bankruptcy Court for the District of Massachusetts (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code on August 11, 2000. The First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors (the "Plan") dated as of September 7, 2001, as modified by the Joint Motion to Approve Nonmaterial Modification to the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, was confirmed by the Bankruptcy Court on October 17, 2001. The Effective Date of the Plan was October 29, 2001 (the "Effective Date"). On the Effective Date, the Predecessor merged into its wholly owned subsidiary, Woodworkers Warehouse, Inc., with Woodworkers Warehouse, Inc. being the surviving corporation emerging from bankruptcy. Pursuant to the Plan, new directors and new officers were appointed to the Successor.

On August 23, 2000, the Predecessor filed various sale motions seeking Bankruptcy Court approval for the liquidation of its Golf Day division. The Predecessor entered into an agreement with a liquidation agency (the "Agency") which called for the Agency to pay the Predecessor 49.55% of the total retail value of the merchandise included within the sale less 1.5% for defective and/or unsalable merchandise. The Predecessor, with the assistance of the liquidator, completed the liquidation of the inventory of Golf Day and selected furniture, fixtures and equipment by January 31, 2001. The sale generated approximately $21,100,000. From these proceeds, the Predecessor paid $20,773,000 to the BankofAmerica as payment for a portion of the outstanding balance under the Bank Credit Facility discussed in Note 2. The Predecessor has retroactively presented the operations of the Golf Day division as discontinued operations for all periods presented. See Note 7 for further information.

Throughout the pendency of the bankruptcy proceedings the Predecessor operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Successor adopted fresh-start reporting (Note 2) and gave effect to its emergence from bankruptcy and consummation of the Plan on October 29, 2001.

Under fresh-start reporting, the reorganization value of the Company (estimated equity value of approximately $1.5 million) was allocated to the emerging Company's net assets based on their respective estimated fair market values (purchase method of accounting). Since fresh-start reporting has been reflected in the accompanying condensed consolidated balance sheets as of November 24, 2001, the condensed consolidated balance sheet as of that date is not comparable in certain material respects to any balance sheet as of any prior date or for any prior period since the balance sheet as of November 24, 2001 is that of a reorganized entity. Accordingly, a black line has been drawn between the Successor's balance sheet and the Predecessor's balance sheet.

Management believes the Successor's ability to meet its financial obligations, make planned capital expenditures and debt payments, subject to the $2,000,000 deferral discussed in Note 2, will depend on the Successor's future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Successor, including factors beyond its control. Further improvements in operating profitability and achievement of expected cash flows from operations is critical to providing adequate liquidity and is dependent upon the Successor's achieving increased revenues, along with gross margin and expense levels that are reasonably consistent with its financial plans. The failure of the Successor to achieve profitable operations, notwithstanding the reorganization, may raise doubts about the Successor's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from these uncertainties.

The information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals, that are considered necessary to present a fair statement of the results of operations of the Company for the interim periods presented. The operating results for the three and nine months ended November 24, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending February 23, 2002.

2. Reorganization Plan
----------------------

In the Chapter 11 case, substantially all liabilities as of the date of the Filing were subject to settlement under the Plan that was confirmed by the Bankruptcy Court on October 17, 2001. On the Effective Date the Predecessor merged into its wholly owned subsidiary Woodworkers Warehouse, Inc., with Woodworkers Warehouse, Inc., being the surviving corporation emerging from bankruptcy. The following is a brief summary of how the Plan categorized and treated certain liabilities:


Class 1 - Bank of America Bank Credit Facility
The Bank Credit Facility discussed in Note 5 issued to the Predecessor by the BankofAmerica was a secured claim and was impaired under the Plan. On October 29, 2001 as part of the Plan, the outstanding balance under the Bank Credit Facility was paid in full in connection with the closing of a new senior secured revolving credit facility referred to as the Exit Financing Facility. See Note 6 for the terms of the Exit Financing Facility.

Class 2 - Other Secured Claims
These secured claims consist of various vendors who leased furniture, fixtures and equipment for retail stores and the corporate offices of the Predecessor. These holders received (a) some or all of the collateral securing the leases,
(b) cash in an amount equal to the proceeds received from the sale of the collateral or (c) such other treatment as was agreed upon by the Predecessor and the Bankruptcy Committee and the holder. In the event the value of the collateral securing a Class 2 claim was less than the total amount of the claim, the difference was treated as a Class 4 General Unsecured Claim.

Class 3- Other Priority Claims
These claims are claims other than administrative, professional fee or priority tax claims entitled to priority pursuant to Section 507(a) of the Bankruptcy Code and were deemed to be unimpaired by Plan. These claims were entitled to payment in full.

Class 4 - Convenience Claims
These claims consist of claims that would otherwise be a Class 5 General Unsecured Claim that are equal to or less than $2,000 or reduced to $2,000 pursuant to the election by the holder of the Claim. These claims have deemed to be impaired by the Plan. Each holder of a Class 4 claim will receive cash in an amount equal to 25% of such claim.

Class 5 - General Unsecured Claims
These claims are general unsecured, pre-petition trade claims, reclamation claims, lease rejection claims and any deficiency claims of BankofAmerica and the other general unsecured claims. The Predecessor estimated the total amount of Class 5 claims to be $55,000,000. Each holder of a claim in Class 5 was to receive in full satisfaction of such allowed claims, its pro rata share, based on the principal amount of each holder's claim, of $2,000,000 on January 15, 2002 and 5,280,000 shares of common stock of Woodworkers Warehouse, Inc., par value $.01 per share (the "New Common Stock") on the Effective Date. After consultation with claimants representing a majority of the claims, the Company has deferred payment of the $2,000,000 and the distribution of the shares of New Common Stock.

Class 6 - Common Stock Equity Interest and Claims
On the Effective Date, all common stock equity interests of the Predecessor were extinguished and the certificates and all other documents representing such old common stock equity interests were deemed cancelled and of no force or effect. The holders of the old common stock equity interest did not receive or retain any interest or property under the Plan.

The foregoing description is qualified in its entirety by the Plan, as filed as an exhibit to the Form 8-K of Woodworkers Warehouse, Inc., the successor of Trend-Lines, Inc., on October 31, 2001 and included as an exhibit hereto by reference.

As discussed above, the Plan was confirmed on October 17, 2001 and Trend-Lines emerged from Chapter 11 as Woodworkers Warehouse, Inc on October 29, 2001. Pursuant to SOP 90-7, the Successor adopted fresh-start reporting in the accompanying condensed consolidated balance sheet as of October 29, 2001 to give effect to the reorganization as of such date. Fresh-start reporting required the Successor to restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization. In so restating, SOP 90-7 required the Successor to allocate its reorganization value to its assets based upon their estimated fair values. Each liability existing on the date the Plan was confirmed by the Bankruptcy Court, other than deferred taxes, is stated at the present value of the amounts to be paid, determined using an appropriate discount rate. Deferred taxes are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Finally, any accounting principle changes required to be adopted in the financial statements within the twelve months following the adoption of fresh-start reporting were adopted at the time fresh-start reporting was adopted.

The significant fresh start reporting adjustments and related reorganization expenses (excluding the write-off of the Old Stockholders' Equity) resulted in a charge of approximately $28.0 million and $28.3 million in the two and eight month periods ended October 27, 2001. (See Note 3) This charge is included as part of "Reorganization Expenses" and "Extraordinary gain- cancellation of debt."

The fresh-start reporting reorganization value was primarily derived from a discounted cash flow analysis based on the Successor's projected earnings before interest, taxes, depreciation and amortization through fiscal 2004 and discounted to present value using a discount rate of 35%. The discount rate utilized by the Successor reflected a relatively high-risk investment.

The calculated revised reorganization value was based upon a variety of estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Successor, including but not limited to those with respect to the future course of the Successor's business activity.

3. Reorganization Items
-----------------------

The Predecessor provided for or incurred the following income (expense) items during the two months ended October 27, 2001, and the eight months ended October 27, 2001, directly associated with the Chapter 11 reorganization proceedings (in thousands):


                                                          Two Months Ended   Eight Months Ended
                                                          October 27, 2001    October 27, 2001
                                                          ----------------   ------------------
         Professional fees                                   $   (783)            $ (2,502)
         Provision for retention of key employees                --                   (347)
         Revaluation of assets                                 (9,103)              (9,103)
         Interest income                                           49                  332
         Relocation costs                                         (88)                (609)
         Provision for occupancy and other store
         closing costs                                             66                 (191)
         Lease asset sale proceeds                               --                  4,562
         Net asset/liability write-offs                        (2,098)              (3,865)
         Miscellaneous expense                                   (119)                (113)
                                                             --------             --------

         Net reorganization expense                          $(12,076)            $(11,836)
                                                             ========             ========


4. (Loss) Earnings Per Share Data
---------------------------------

Net loss per share for periods prior to October 27, 2001 is for the Predecessor and is not comparable to net loss per share for the Successor, which reflects the issuance of New Common Stock and the cancellation of the Old Common Stock. Net loss per share for the four weeks ending November 24, 2001 was $(0.10). Basic and fully diluted earnings per share are the same because the effect of Common Stock equivalents would be anti-dilutive. The Predecessor Company earnings per share are not meaningful and therefore have not been presented.


5. Bank Credit Facility
-----------------------

At November 24, 2001 the Successor had approximately $24.0 million of borrowings outstanding and approximately $15,000 of letters of credit outstanding.

Pursuant to the Plan discussed in Note 2, on October 29, 2001, the Successor entered into a $30.0 million Senior Secured Revolving Credit Facility with the BankofAmerica (the "Exit Financing Facility"). The Exit Financing Facility is secured by all of the Company's assets and bears interest equal to LIBOR plus 3.25% (5.87% at November 24, 2001) or the bank reference rate plus 1.00% (6.00% at November 24, 2001) at the Company's option. Under the Exit Financing Facility, the Successor's borrowing base through March 31, 2002 is 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by Merchandise Letters of Credit, plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Successor's Seabrook, NH facility plus an overadvance capability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next thirty days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002 the Successor's borrowing base is equal to the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidated value of the inventory from an appraiser acceptable to BankofAmerica, plus 50% of the value of inventory covered by Merchandise Letters of Credit plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Successor's Seabrook, NH facility until the facility is sold. The Exit Financing Facility matures on October 29, 2003.

6. Selected Information By Business Segment
-------------------------------------------

The Predecessor disposed of its golf business in August 2000. As a result, the segment information below has been realigned to reflect the Company's results from continuing operations. Information as to the operations of the different business segments with respect to sales and operating income is set forth below for two months ended October 27, 2001, one month ended November 24, 2001, three months ended November 25, 2000 and the eight months ended October 27, 2001, one month ended November 25, 2000 and the nine months ended November 25, 2000 (in thousands):


                                       Three Months Ended                                Nine Months Ended
                           --------------------------------------------    --------------------------------------------
                           Two Months      One Month                       Eight Months      One Month
                             Ended           Ended                           Ended             Ended
                           October 27,    November 24,                     October 27,     November 24,
                              2001            2001         November 25,        2001            2001        November 25,
                          (Predecessor)   (Successor)          2000       (Predecessor)   (Successor)          2000
                           -----------    ------------     ------------    ------------    ------------    ------------
Net Sales:
    Retail                  $  15,413       $   8,620       $  31,079       $  62,768       $   8,620       $ 101,798
    Catalog                       672             530           3,903           3,526             530          11,791
                            ---------       ---------       ---------       ---------       ---------       ---------
                            $  16,085       $   9,150       $  34,982       $  66,294       $   9,150       $ 113,589

Income (loss) from
continuing operations:
    Retail                       (251)      $      97       ($    117)      ($  1,423)      $      97       ($  3,511)
    Catalog                       130              64            (434)            858              64            (401)
    General Corporate
    Expense                   (13,698)           (737)         (3,692)        (19,017)           (737)        (11,337)
                            ---------       ---------       ---------       ---------       ---------       ---------
                            $ (13,819)      ($    576)      ($  4,243)      $ (19,582)      ($    576)      ($ 15,249)



The Successor sells its products through its Woodworker's Warehouse retail stores and catalog. These businesses have been aggregated into their respective reportable segments based on the management reporting structure.

7. Discontinued Operations
--------------------------

As discussed in Note 1, the Predecessor disposed of its golf business. The condensed consolidated financial statements of the Predecessor have been presented to reflect the disposition of the golf business as a discontinued operation. Accordingly, revenues, expenses, and cash flows of the golf division have been excluded from the respective captions in the accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows. The net assets and liabilities of the golf business have been reported as "Net current liabilities of discontinued operations" in the accompanying condensed consolidated balance sheets; the net operating (loss) income of the golf business have been reported as "Net (loss) income from discontinued operations" in the accompanying condensed consolidated statements of operations; the net loss from the disposal of the golf business has been presented as "Net loss on disposal"; and the net cash flows of the golf division have been reported as "Net cash provided by (used in) discontinued operations" in the accompanying condensed consolidated statements of cash flows. Net assets (liabilities) of discontinued operations were as follows (in thousands):


                                                 February 24,
                                                     2001
                                                 ------------
         Accounts receivable, net                  $  2,607
         Pre-petition accounts payable              (13,620)
         Post-petition accounts payable                  (7)
         Accrued expenses                            (2,571)
         Deferred liabilities                          (451)
                                                   --------
                                                   $(14,042)
                                                   ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

During fiscal 2000, the Predecessor disposed of its golf business. The condensed consolidated financial statements of the Predecessor have been presented to reflect the disposition of the golf business in accordance with APB 30. See Note 7 in the Notes to the condensed consolidated financial statements. The information presented below reflects the results of the Predecessor's continuing operations.

Except as specifically stated otherwise, the following discussion reflects the combined operations of both the predecessor and the successor. The following table shows the nets sales for each segment. The information that follows should be read in conjunction with the Company's condensed consolidated financial statements and notes that are included elsewhere herein.

Net sales for the third quarter of fiscal 2001 decreased by $9.8 million, or 28.0%, from $35.0 million for the third quarter of fiscal 2000 to $25.2 million. Net retail sales for the third quarter of fiscal 2001 decreased $7.0 million or 22.5% from $31.1 million for the third quarter of fiscal 2000 to $24.1 million. The retail sales decrease was primarily attributable to the Predecessor's bankruptcy filing in August 2000 and the operation of fewer stores during the period. Catalog sales for the third quarter of fiscal 2001 decreased $2.7 million, or 69.2%, from $3.9 million for the third quarter of fiscal 2000 to $1.2 million. Catalog sales were negatively impacted due to fewer catalogs being mailed during the period.

Net sales for the first nine months ended of fiscal 2001 decreased by $38.2 million, or 33.6%, from $113.6 million for the first nine months of fiscal 2000 to $75.4 million. Net retail sales for the first nine months of fiscal 2001 decreased $30.4 million or 29.8% from $101.8 million for the first nine months of fiscal 2000 to $71.4 million. The retail sales decrease was primarily attributable to the Predecessor's bankruptcy filing in August 2000 and operating fewer stores during the period. Catalog sales for the first nine months of fiscal 2001 decreased $7.8 million, or 66.1%, from $11.8 million for the first nine months of fiscal 2000 to $4.0 million. Catalog sales were negatively impacted due to fewer catalogs being mailed during the period.

The following table presents net sales and gross margin data of the Company for the periods indicated:


                               Three Months Ended                Nine Months Ended
                           ---------------------------     ----------------------------
                           November 24,   November 25,     November 24,    November 25,
                              2001           2000             2001             2000
                           ------------   ------------     ------------    ------------
                                      (In thousands, except percentage data)
Net Sales:
    Retail                  $  24,033       $  31,079       $  71,388       $ 101,798
    Catalog                     1,202           3,903           4,056          11,791
                            ---------       ---------       ---------       ---------
Total                       $  25,235       $  34,982       $  75,444       $ 113,589
                            =========       =========       =========       =========

Gross Margin                     27.5%           30.4%           29.1%           27.6%


Following is a summary of retail store activity:


                                                              November 24, 2001       November 25, 2000
                                                              -----------------       -----------------
Stores operated at the beginning of the third quarter                      99                     140

Stores opened                                                             --                      --

Stores Closed                                                             --                      --
                                                                 ------------            ------------
Stores operated at the ende of the third quarter                           99                     139


Gross profit for the third quarter of fiscal 2001 decreased $3.7 million, or 34.9%, from $10.6 million for the third quarter of fiscal 2000 to $6.9 million. As a percentage of net sales, gross profit decreased 2.9% from 30.4% of net sales for the third quarter of fiscal 2000 to 27.5% of net sales in the third quarter of fiscal 2001. Aggressive promotional advertising, sale of obsolete, discontinued, damaged and slow moving merchandise and the change in sales mix is the primary cause for the reduction in gross margin percentage.

Gross profit for the first nine months of fiscal 2001 decreased $9.3 million, or 29.7%, from $31.3 million for the first nine months of fiscal 2000 to $22.0 million for the first nine months of fiscal 2001. As a percentage of net sales, gross profit increased 1.5% from 27.6% of net sales for the first nine months of fiscal 2000 to 29.1% of net sales in the first nine months of fiscal 2001.

Selling, general and administrative expenses for the third quarter of fiscal 2001 decreased $5.2 million, or 37.7%, from $13.8 million for the third quarter of fiscal 2000 to $8.6 million for the third quarter of fiscal 2001. The decrease in selling, general and administrative expenses is primarily related to the closing and sale of the Post Tool stores, reduction in catalog business, and the decrease in general and administrative payroll due to the reorganization of the company as it emerged from bankruptcy.

Selling, general and administrative expenses for the first nine months of fiscal 2001 decreased $14.6 million, or 34.4%, from $42.4 million for the first nine months of fiscal 2000 to $27.8 million for the first nine months of fiscal 2001. The decrease in selling, general and administrative expenses is primarily related to the closing and sale of the Post Tool stores, reduction in catalog business, and the decrease in general and administrative payroll due to the reorganization of the company as it emerged from bankruptcy.

Interest expense for the third quarter of fiscal 2001, decreased by $0.6 million or 50.0%, decreasing to $.6 million from $1.2 million. The decrease in interest expense is attributable to the decrease in the amounts outstanding under the Company's existing bank credit facility and reduction in interest rates.

Interest expense for the first nine months of fiscal 2001, decreased by $1.3 million or 34.2% from $3.8 million in the first nine months of fiscal 2000 to $2.5 million in the first nine months of fiscal 2001. The decrease in interest expense is attributable to the decrease in the amounts outstanding under the Company's existing bank credit facility and reduction in interest rates.

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased by $54.5 million, from a working capital deficiency of $34.1 million as of February 24, 2001 to working capital of $20.4 million as of November 24, 2001. The increase resulted primarily from the adoption of fresh start reporting in accordance with SOP 90-7 and the new bank credit facility the Company entered on October 29, 2001.

During the nine month period ended November 24, 2001, the cash used in operating activities was $5.9 million, primarily due the adoption of fresh start reporting in accordance with SOP 90-7.

The net cash used in investing activities for the nine month period ended November 24, 2001 was approximately $3.7 million. The use of cash relates to the purchase of property plant and equipment.

Management believes the Successor's ability to meet its financial obligations, make planned capital expenditures and debt payments, subject to the $2,000,000 deferral discussed in Note 2, will depend on the Successor's future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Successor, including factors beyond its control. Further improvements in operating profitability and achievement of expected cash flows from operations is critical to providing adequate liquidity and is dependent upon the Successor's achieving increased revenues, along with gross margin and expense levels that are reasonably consistent with its financial plans. The failure of the Successor to achieve profitable operations, notwithstanding the reorganization, may raise doubts about the Successor's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from these uncertainties.

The net cash used in financing activities for the nine month period ended November 24, 2001 was approximately $20.0 million and was primarily attributable to the decrease in borrowings on the Company's bank credit facility of $23.6 million, offset by borrowings on capital lease obligations of $3.6 million.

Pursuant to the Plan discussed in Note 2, on October 29, 2001, the Successor entered into a $30.0 million Senior Secured Revolving facility with the Bank of America (the "Exit Financing Facility"). The Exit Financing Facility bears interest equal to LIBOR plus 3.25% (5.87% at November 24, 2001) or the bank reference rate plus 1.00% (6.00% at November 24, 2001) at the Company's option. Under the Exit Financing Facility, the Company's borrowing base through March 31, 2002 is 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by Merchandise Letters of Credit, plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility plus an over advance capability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next thirty days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002 the Company's borrowing base is equal to the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidated value of the inventory from an appraiser acceptable to Bank of America, plus 50% of the value of inventory covered by Merchandise Letters of Credit plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility until the facility is sold. The Exit Financing Facility matures on October 29, 2003.

Impact of Inflation
-------------------

The Company does not believe that inflation has had a material impact on its net sales or results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Statements included in this report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) increased competition, a change in the retail business in the tool sector or a change in the Company's merchandise mix; (iii) a change in the Company's advertising, pricing policies or its net product costs after all discounts and incentives;
(iv) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (v) the Company's continued compliance with the financial covenants under it's bank credit facility, as the same may be in effect from time to time; (vi) the Company's ability to achieve its plans and strategies of growth will be dependent on maintaining adequate bank and other financing; and (vii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There have been no material changes in the market risk associated with the Company's financial instruments. The Company is exposed to market risk from changes in interest rates which may adversely affect the Company's financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments. The Company is exposed to interest rate risk primarily through its borrowings under the Exit Financing Facility (see Note 5 to the Condensed Consolidated Financial Statements).


Part II - Other Information
Item 1.  Legal Proceedings

     The Company filed a petition in the United States Bankruptcy Court for the District of Massachusetts under Chapter 11 of the United States Bankruptcy Code on August 11, 2000. The First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors (the "Plan") dated as of September 7, 2001, as modified by the Joint Motion to Approve Nonmaterial Modification to the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, was confirmed by the Bankruptcy Court on October 17, 2001. The Effective Date of the Plan was October 29, 2001 (the "Effective Date"). On the Effective Date, the Predecessor merged into its wholly-owned subsidiary, Woodworkers Warehouse, Inc., with Woodworkers Warehouse, Inc. being the surviving corporation emerging from bankruptcy.

Item 2.  Changes in Securities and Use of Proceeds

     In connection with the reorganization under the Plan, on the Effective Date, all Old Common Stock equity interests were extinguished and the certificates and all other documents representing such Old Common Stock equity interests were deemed cancelled and of no force or effect. Pursuant to the Plan, each holder of a class 5 General Unsecured Claim is entitled to receive its pro-rata share of 5,280,000 shares of New Common Stock. The issuance of the shares of New Common Stock pursuant to the Plan is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 1145 of the United States Bankruptcy Code as such issuance
     (i) is in exchange for claims against the Predecessor, as debtor under the Plan, and (ii) has been approved by the Bankruptcy Court. The shares of New Common Stock have not been distributed as of this date, but when such shares are distributed they will be deemed to have been issued as of the Effective Date.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number
-------
2.1 Order Confirming First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, dated as of October 17, 2001, filed as an exhibit to Woodworkers Warehouse, Inc.'s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001, and incorporated herein by reference.

2.2 First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, dated as of September 7, 2001, filed as an exhibit to Woodworkers Warehouse, Inc.'s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001, and incorporated herein by reference.

2.3 Joint Motion to Approve Nonmaterial Modification to First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, dated as of October 11, 2001, filed as an exhibit to Woodworkers Warehouse, Inc.'s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001, and incorporated herein by reference.

2.4 First Amended Disclosure Statement with Respect to First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, dated as of September 7, 2001, filed as an exhibit to Woodworkers Warehouse, Inc.'s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001, and incorporated herein by reference.

3.1 Certificate of Incorporation of Woodworkers Warehouse, Inc., filed as an Exhibit to Woodworkers Warehouse, Inc.'s Form 8-A as filed with the Securities and Exchange Commission on October 30, 2001 and incorporated herein by reference.

3.2 Bylaws of Woodworkers Warehouse, Inc., filed as an Exhibit to Woodworkers Warehouse, Inc.'s Form 8-A as filed with the Securities and Exchange Commission on October 30, 2001 and incorporated herein by reference.

    (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K with the Securities and Exchange Commission on October 31, 2001, reporting the confirmation and effectiveness of the Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TREND-LINES, INC.
                                        -----------------
                                        Registrant
                                        By: Woodworkers Warehouse, Inc., as
                                        successor to Trend-Lines, Inc.



Date: February 22, 2002                 /s/ Walter S. Spokowski
                                        ----------------------------------------
                                        Walter S. Spokowski
                                        (Chief Executive Officer)



                                        /s/ Ronald L. Franklin
                                        ----------------------------------------
                                        Ronald L. Franklin
                                        (Executive Vice President,
                                        Chief Financial Officer)