Form 10-Q/A
period 2001-11-24
WOODWORKERS WAREHOUSE INC
filed 2002-02-27
CIK 1161625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q/A


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



                                        WOODWORKERS WAREHOUSE, INC.
                                        (formerly Trend-Lines, Inc.)
                                        ----------------------------------------
                                        Registrant



Date: February 26, 2002                 /s/ Walter S. Spokowski
                                        ----------------------------------------
                                        Walter S. Spokowski
                                        (Chief Executive Officer)




                                        /s/ Ronald L. Franklin
                                        ----------------------------------------
                                        Ronald L. Franklin
                                        (Executive Vice President,
                                        Chief Financial Officer)