Form 10-Q/A
period 2001-11-24
WOODWORKERS WAREHOUSE INC
filed 2002-08-28
CIK 1161625

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

                  ------------------ TO -----------------


                                             0-24390
                  Commission file number
                                        --------------------

                          WOODWORKERS WAREHOUSE, INC.
                          (formerly Trend-Lines, Inc.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                         04-3579658
----------------------------------                  ------------------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)



126 Oxford Street, Lynn, Massachusetts                      01901
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)               (Zip Code)



                                 (781) 853-0900
               ---------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ....... No...X...

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ...X... No.......

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

On the Company's reorganization and emergence from bankruptcy on October 29, 2001, all of the Company's Class A and Class B common stock, treasury stock, preferred stock and outstanding stock options under the 1993 Employee Stock Option Plan and the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors were cancelled. A total of 7,500,000 shares, par value $0.01 per share, of common stock have been authorized and the Company is required to issue 5,280,000 shares as payment for pre-petition liabilities and 360,000 shares to management. As of the date of this Form 10-Q/A, these shares had not yet been issued, were unable to trade, and thus no aggregate market value can be determined at this time. When the shares are issued, they will be deemed to have been issued as of October 29, 2001.

                                Introductory Note

This amendment is being filed for the following reasons:

      o to restate the unaudited financial statements as of and for the one month ended November 24, 2001 and for the two months and eight months ended October 27, 2001 included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 24, 2001 filed on February 26, 2002; and
      o to amend certain disclosure concerning the status of the Company's common stock.

The Company has determined that certain errors were made in the initial application of fresh start accounting in those financial statements.

The Company has amended in its entirety the following Items: Part I, Item I;
Part I, Item 2; and Part II, Item 2.

                           WOODWORKERS WAREHOUSE, Inc.
                                      INDEX

                                                                                                 Page
                                                                                                 ----
Part I - Financial Information

Item  1.    Financial Statements

            Consolidated Balance Sheets November 24, 2001 (restated) (unaudited)
            (Successor) and February 24, 2001 (Predecessor)                                       4

            Consolidated Statements of Operations (unaudited) One Month Ended
            November 24, 2001 (restated) (Successor), Two Months Ended October
            27, 2001 (restated) (Predecessor) and Three Months Ended November
            25, 2000 (Predecessor)                                                                5

            Consolidated Statements of Operations (unaudited) One Month Ended
            November 24, 2001 (restated) (Successor), Eight Months Ended October
            27, 2001 (restated) (Predecessor) and Nine Months Ended November 25,
            2000 (Predecessor)                                                                    6

            Consolidated Statements of Cash Flows (unaudited) One Month Ended
            November 24, 2001 (restated) (Successor), Eight Months Ended October
            27, 2001 (restated) (Predecessor) and Nine Months Ended November 25,
            2000 (Predecessor)                                                                    7

            Notes to Consolidated Financial Statements                                          8-18

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                                          19-27

Part II - Other Information

Item 2.   Changes in Securities and Use of Proceeds                                              28

Signatures                                                                                       29

                    WOODWORKERS WAREHOUSE, INC. (See Note 1)
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                        (unaudited)
                                                                                         Successor        Predecessor
                                                                                        November 24,      February 24,
ASSETS                                                                                     2001               2001
                                                                                           ----              ----
                                                                                        As Restated
                                                                                       (see note 2)
CURRENT ASSETS:
    Cash and cash equivalents                                                                  $492         $ 18,338
    Accounts receivable, net                                                                  3,503            2,948
    Inventories                                                                              29,996           44,102
    Prepaid expenses and other current assets                                                 1,593            1,656
                                                                                           --------         --------
        Total current assets                                                                 35,584           67,044

PROPERTY AND EQUIPMENT, NET                                                                   4,215           12,999

LEASE INTEREST, NET                                                                           1,727                -

OTHER ASSETS                                                                                                     899
                                                                                           --------         --------
                                                                                              1,021
                                                                                           --------
                                                                                           $ 42,547         $ 80,942
                                                                                           =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Bank credit facility                                                                   $ 23,955          $47,566
    Note payable to officer                                                                       -            3,500
    Current portion of capital lease obligations                                              1,449              218
    Post-Petition accounts payable                                                            4,457            1,060
    Pre-Petition accounts payable                                                             2,000           25,090
    Accrued expenses                                                                          5,096            5,897
    Deferred liabilities                                                                        945            2,448
    Other current liabilities                                                                 1,351            1,355
    Net current liabilities of discontinued operations                                            -           14,042
                                                                                           --------         --------
          Total current liabilities                                                        $ 39,253         $101,176
                                                                                           --------         --------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                             2,359                -


STOCKHOLDERS' (DEFICIT) EQUITY:
       Common stock (new), $.01 par value - 7,500,000 shares
           authorized and 5,640,000 shares outstanding                                           56                -
           Common stock (old), $.01 par value:
              Class A - no shares authorized, issued and outstanding at
                 November 24, 2001 and 20,000,000 authorized with 6,510,411
                  shares issued and outstanding at February 24, 2001                              -               65
              Class B - no shares authorized, issued and outstanding at
                  November 24, 2001 and 5,000,000 authorized with 4,641,082
                  shares issued and outstanding at February 24, 2001                              -               47
           Additional paid-in capital                                                         1,432           41,626

           Accumulated deficit                                                                 (553)         (59,512)

           Treasury stock - no shares at November 24, 2001 and 500,000 Class A
               shares at February 24, 2001                                                        -           (2,460)
                                                                                           --------         --------
                                                                                                935          (20,234)
                                                                                           --------         --------
           Total stockholders' equity (deficit)                                            $ 42,547         $ 80,942
                                                                                           ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    WOODWORKERS WAREHOUSE, INC. (See Note 1)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                              Successor                   Predecessor
                                                            -------------                ------------
                                                              One Month          Two Months      Three Months
                                                                 Ended              Ended            Ended
                                                             November 24,       October 27,      November 25,
                                                                 2001               2001             2000
                                                             As Restated        As Restated
                                                             (see note 2)       (see note 2)
                                                          ---------------------------------------------------
Net sales                                                   $   9,150            $  16,085      $  34,982
Cost of sales                                                   6,518               11,903         24,335
                                                            ---------            ---------      ---------

         Gross profit                                           2,632                4,182         10,647

Selling, general and administrative expenses                    3,012                6,195         13,805
Reorganization charges (income)                                     -                1,885            (98)
                                                            ---------            ---------      ---------

         Operating loss                                          (380)              (3,898)        (3,060)

Interest expense, net                                             173                  451          1,183
                                                            ---------            ---------      ---------

Loss before income taxes, discontinued operations
  and extraordinary items                                        (553)              (4,349)        (4,243)
Provision for income taxes                                          -                    -              -
                                                            ---------            ---------      ---------
Loss before discontinued operations and extraordinary
items                                                            (553)              (4,349)        (4,243)
Discontinued operations:
  Loss on disposal                                                  -                  (55)            16
  Loss from discontinued operations                                 -                    -           (578)
                                                            ---------            ---------      ---------

Loss before extraordinary items                                  (553)              (4,404)        (4,805)
Extraordinary gain - cancellation of debt
                                                                    -               38,607              -
                                                            ---------            ---------      ---------

Net (loss) income                                           $    (553)           $  34,203         (4,805)
                                                            ---------            ---------      ---------

Basic and diluted loss per share:
  Loss before discontinued operations
  and extraordinary items                                   $   (0.10)                   *              *
  Discontinued operations                                          -                     *              *
  Extraordinary gain                                               -                     *              *
                                                            ---------            ---------      ---------
Net Loss                                                    $   (0.10)                   *              *
                                                            =========            =========      =========



Weighted average shares outstanding - basic and diluted     5,640,000                    *              *
                                                            =========            =========      =========
* EPS for the Predecessor Company is not meaningful.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    WOODWORKERS WAREHOUSE, INC. (See Note 1)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                             Successor                     Predecessor
                                                             ---------                     -----------
                                                             One Month         Eight Months
                                                               Ended               Ended
                                                            November 24,         October 27,      Nine Months
                                                               2001                2001              Ended
                                                          As Restated (see    As Restated (see    November 25,
                                                               note 2)             note 2)            2000

   Net sales                                              $     9,150          $    66,294    $      113,589

   Cost of sales                                                6,518               47,096            82,284
                                                            ---------            ---------         ---------

              Gross profit                                      2,632               19,198           31,305

   Selling, general and administrative expenses                 3,012               25,368           42,412
   Reorganization charges                                           -                1,645              385
                                                            ---------            ---------        ---------

              Operating loss                                     (380)              (7,815)          (11,492)


   Interest expense, net                                          173                2,298            3,757
                                                            ---------            ---------        ---------

   Loss before income taxes, discontinued operations
     and extraordinary items                                     (553)             (10,113)          (15,249)
   Provision for income taxes                                       -                    -                 -
                                                            ---------            ---------         ---------
   Loss before discontinued operations and
   extraordinary items                                           (553)             (10,113)          (15,249)
   Discontinued operations:
     Loss on disposal                                               -                 (279)          (22,071)
     Loss from discontinued operations                              -                    -            (8,975)
                                                            ---------            ---------         ---------

   Loss before extraordinary items                               (553)             (10,392)          (46,295)
   Extraordinary gain - cancellation of debt                        -               38,607                 -
                                                            ---------            ---------         ---------

   Net (loss) income                                        $    (553)           $  28,215         $(46,295)
                                                            ---------            ---------         ---------

   Basic and diluted loss per share:
     Loss before discontinued operations
     and extraordinary items                                    (0.10)                   *                 *
     Discontinued operations                                        -                    *                 *
     Extraordinary gain                                             -                    *                 *

                                                            ---------            ---------         ---------
   Net Loss                                                     (0.10)                   *                 *
                                                            =========            =========         =========

   Weighted average shares outstanding - basic and
   diluted                                                  5,640,000                    *                 *
                                                            =========            =========         =========
   * EPS for the Predecessor Company is not meaningful.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    WOODWORKERS WAREHOUSE, INC. (See Note 1)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Successor                  Predecessor
                                                              ---------                  -----------
                                                              One Month        Eight Months      Nine Months
                                                                Ended              Ended            Ended
                                                             November 24,        October 27,      November 25,
                                                                2001               2001              2000
                                                            As Restated                 As Restated
                                                            (see note 2)                (see note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                         $    (553)           $  28,215       $  (46,295)
  Add: Loss from discontinued operations                            -                    -            8,975
  Loss on disposal of discontinued operations                       -                  279           22,071
  Extraordinary gain - cancellation of debt                         -              (38,607)              -
                                                            ---------            ---------         --------
           Net loss from continuing operations                   (553)             (10,113)         (15,249)
                                                            ---------            ---------         --------
Adjustments to reconcile net loss to net cash from
operating activities:
    Depreciation and amortization                                 166                2,086            1,266
    Reorganization expenses                                         -                1,645              385
    Loss on disposal of fixed assets                                -                  889                -
    Changes in operating assets and liabilities:
      Accounts receivable                                        (319)              (9,145)             343
      Inventories                                                 441               11,779           45,256
      Prepaid expenses and other current assets                   389                 (660)            (929)
      Post-petition accounts payable                              (14)               3,411            1,386
      Pre-petition accounts payable                                 -               10,136          (19,926)
      Accrued expenses                                           (675)               1,600              882
      Deferred liabilities                                         77               (1,580)             772
      Other current liabilities                                   239                 (243)           1,111
                                                            ---------            ---------         --------
Net cash from operating activities                               (249)               9,805           15,297
Net cash from discontinued operations                               -               (1,089)          25,723
                                                            ---------            ---------         --------
      Net cash from operating activities (before
       reorganization expenses)                                  (249)               8,716           41,020
                                                            ---------            ---------         --------
Operating cash flows from reorganization items:
Professional fees paid for services rendered in bankruptcy          -               (2,502)            (417)
Interest income received                                            -                  332              192
Other reorganization expenses paid                                  -                  525             (160)
                                                            ---------            ---------         --------
Net cash from reorganization items                                  -               (1,645)            (385)
                                                            ---------            ---------         --------
      Net cash from operating activities                         (249)               7,071           40,635
                                                            ---------            ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (52)                (385)               -
  Proceeds from sale of property and equipment                      -                    -              716
 (Increase) decrease in other assets                             (306)                 184             (148)
                                                            ---------            ---------         --------
           Net cash from investing activities                    (358)                (201)             568
                                                            ---------            ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under bank credit facilities                 (11,603)             (12,008)         (19,767)
  Principal payments on capital lease obligations                (158)                (340)            (294)
  Note payable officer                                              -                    -            3,500
                                                            ---------            ---------         --------
           Net cash from financing activities                 (11,761)             (12,348)         (16,561)
                                                            ---------            ---------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (12,368)              (5,478)          24,642

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 12,860               18,338            1,054
                                                            ---------            ---------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $     492           $   12,860       $   25,696
                                                            =========           ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WOODWORKERS WAREHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

Woodworkers Warehouse, Inc. (the "Company" or the "Successor") is a specialty retailer of woodworking tools and accessories sold through its nationally distributed mail-order catalog and its 99 retail stores located in the New England and the Mid-Atlantic regions.

With respect to the unaudited condensed consolidated financial statements, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.

These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended February 24, 2001 ("fiscal 2000"). Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending February 23, 2002 ("fiscal 2001"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

On August 11, 2000, Trend-Lines Inc. (the "Predecessor") filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Predecessor operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Massachusetts Eastern Division (the "Bankruptcy Court") until October 29, 2001. The First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors (the "Plan") dated as of September 7, 2001, as modified by the Joint Motion to Approve Nonmaterial Modification to the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, was confirmed by the Bankruptcy Court on October 17, 2001. The effective date of the Plan was October 29, 2001 (the "Effective Date"). For financial reporting purposes, October 27, 2001 was considered the emergence date as it was a period end and activity for the two days following was immaterial. On the Effective Date, the Predecessor merged into its wholly owned subsidiary, Woodworkers Warehouse, Inc., with Woodworkers Warehouse, Inc. being the surviving corporation emerging from bankruptcy. Pursuant to the Plan, new directors and new officers were appointed to the Successor.

The following is a brief summary of how the Plan categorized and treated certain liabilities:

      Class 1 - Bank of America Bank Credit Facility

      o The credit facility issued to the Predecessor by Bank of America was a secured claim and was impaired under the Plan. As part of the Plan, the outstanding balance under the credit facility was paid in full in connection with the closing of a new senior secured revolving credit facility (see note 5).

      Class 2 - Other Secured Claims

      o These secured claims consist of claims by various vendors who leased furniture, fixtures and equipment for retail stores and the corporate offices of the Predecessor. These holders received (a) some or all of the collateral securing the leases, (b) cash in an amount equal to the proceeds received from the sale of the collateral or (c) such other treatment as was agreed upon by the Predecessor and the Bankruptcy Committee and the holder. In the event the value of the collateral securing a Class 2 claim was less than the total amount of the claim, the difference was treated as a Class 5 General Unsecured Claim.

      Class 3- Other Priority Claims

      o These claims are claims, other than administrative, professional fee or priority tax claims, entitled to priority pursuant to Section 507(a) of the Bankruptcy Code and were deemed to be unimpaired by the Plan. These claims were entitled to payment in full.

      Class 4 - Convenience Claims

      o These claims consist of claims that would otherwise be a Class 5 General Unsecured Claim that are equal to or less than $2,000 or reduced to $2,000 pursuant to the election by the holder of the Claim. These claims were deemed to be impaired by the Plan. Each holder of a Class 4 claim will receive cash in an amount equal to 25% of such claim.

      Class 5 - General Unsecured Claims

      o These claims are general unsecured, pre-petition trade claims, reclamation claims, lease rejection claims and any deficiency claims of Bank of America and the other general unsecured claims. The Predecessor estimated the total amount of Class 5 claims to be $52,500,000. Each holder of a claim in Class 5 was to receive in full satisfaction of such allowed claims, its pro rata share, based on the principal amount of each holder's claim, of $2,000,000 on January 15, 2002 and 5,280,000 shares of common stock of Woodworkers Warehouse, Inc., par value $.01 per share on the Effective Date (see note 8). As of the date hereof the Company has not made any payments to settle the Class 5 claims and has not issued any shares of the new common stock due to delays in the processing and settlement of certain unsecured claims. Even if the Company settled the remaining unsecured claims, it would not be able to make any payments to these creditors because of restrictions under its credit facility.

      Class 6 - Common Stock Equity Interest and Claims

      o As of the Company's emergence from bankruptcy, all common stock equity interests in it were extinguished and the certificates and all other documents representing such common stock equity interests were deemed cancelled and of no force or effect. The holders of the common stock equity interests of Trend-Lines, Inc. did not receive or retain any interest or property under the Plan.

The forgoing description is qualified in its entirety by the Plan, as filed as an exhibit to the Form 8-K of Woodworkers Warehouse, Inc., the successor of Trend-Lines, Inc., on October 31, 2001, and included as an exhibit hereto by reference.

Upon the emergence from bankruptcy the Company adopted fresh start accounting. The financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized Company at October 27, 2001. Accordingly, the accompanying balance sheet as of November 24, 2001 is not comparable in certain material respects to such balance sheet as of any prior period since the balance sheet as of November 24, 2001 is that of a reorganized entity.

The Company's ability to meet its financial obligations will depend on the Company's future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Management believes that the availability under its credit facility, together with available cash and expected cash flows from 2002 operations and beyond, will enable the Company to continue as a going concern.

2.  Restatement of Fiscal 2001 Financial Information

Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarterly period ended November 24, 2001, the Company determined that (a) the accounting for certain reorganization expenses was incorrectly recorded in relation to fresh start accounting, (b) inventory needed to be restated to reflect its estimated net realizable value, (c) property and equipment also needed to be restated to its fair value and (d) reclassification of outstanding borrowings. Also the Company changed its accounting policies for vendor rebates and full absorption of distribution costs in inventory as allowed by fresh start accounting.

The Company previously recorded $1,488,000 of consideration received for the new equity issued in reorganization as a reorganization expense, whereas the amount should have reduced the amount recorded as cancelled debt. Accordingly, the extraordinary gain was reduced as a result of this correction for the two month and eight month periods ended October 27, 2001.

The Company reclassified approximately $1,086,000 of selling, general and administrative expenses for the two months and eight months ended October 27, 2001, which had previously been incorrectly reflected as reorganization expenses.

The inventory balance originally reported was reduced by $2,200,000 to reflect its estimated net realizable value as of October 27, 2001. The majority of the adjustment was attributed to discontinued inventory items that had a lower net realizable value than originally recorded.

In accordance with fresh start accounting, fixed assets should be recorded at their fair value. The Company initially reduced fixed assets by $7,617,000 based on its internal assessment of the fair value and incorrectly recorded such adjustment as a reorganization expense. Subsequently, the Company obtained independent valuations, which valued such fixed asset at $4,215,000, which was $1,602,000 less than the Company's initial internal assessment value. The independent valuation also identified favorable lease interest of $1,727,000, which has now been recorded.

As part of the reorganization, the Company entered into a Senior Secured Revolving Credit Facility which contains a subjective acceleration clause and an agreement to maintain blocked account arrangements. The outstanding borrowings were reclassified from long-term liabilities to current liabilities as of October 27, 2001.

Historically the Company recorded vendor rebates based on estimates of rebates and fees to be received for the entire year, as a reduction to selling, general and administrative expenses evenly over the course of the year. As part of fresh start accounting, the Company changed its accounting policy to record the vendor rebates as they are earned and are recorded as a reduction to cost of sales. The Company also changed its accounting policy related to full absorption of warehousing costs. Previously, the Company expensed warehousing costs as incurred within selling, general and administrative expenses. The Company now capitalizes warehousing costs as inventory and expenses them to cost of sales based on inventory turns.

                           WOODWORKERS WAREHOUSE, INC.
                             RESTATEMENT INFORMATION
                                 (in thousands)

A summary of the significant effects of the restatement is as follows:

                                                      November 24, 2001
                                                                       As
                                                      As           Previously
                                                   Restated         Reported
Balance sheet:
Current assets                                       $35,584         $37,719
Property and equipment, net                            4,215           5,817
Lease Interest, net                                    1,727               -
Total assets                                          42,547          44,557
Current liabilities                                   39,253          17,331
Long term liabilities                                  2,359          26,314
Total liabilities                                     41,612          43,645
Stockholders' equity                                     935             912



                                                       One Month Ended             Two Months Ended         Eight Months Ended
                                                      November 24, 2001            October 27, 2001          October 27, 2001
                                                                      As                          As                       As
                                                                  Previously                  Previously       As       Previously
                                                   As Restated     Reported     As Restated    Reported     Restated     Reported
                                                  --------------  -----------  -------------  -----------  ----------  -----------
Statement of Operations:
Profit (loss) from operations before
reorganization expenses                           $     (380)     $    (397)   $  (2,013)     $  (1,294)    $ (6,170)    $ (5,448)
Reorganization expense                                     -              -        1,885         12,076        1,645       11,836
Loss before extraordinary items                         (553)          (576)      (4,404)       (13,869)     (10,392)     (19,861)
Extraordinary gain                                         -              -       38,607         40,095       38,607       40,095
                                                  --------------  -----------  -------------  -----------  ----------  -----------
Net income (loss)                                       (553)          (576)      34,203         26,226       28,215       20,234

                                                       One Month Ended           Eight Months Ended
                                                      November 24, 2001           October 27, 2001

                                                                       As                        As
                                                                   Previously        As       Previously
                                                   As Restated      Reported     Restated      Reported
                                                  -------------   -----------   -----------  -----------
Statement of Cash Flows:
Cash from (used in ) operations                         (249)          (249)       7,071         6,115
Cash from (used in) investing activities                (358)        (2,667)        (201)       (1,024)
Cash from (used in) financing activities             (11,761)        (9,452)     (12,348)      (10,569)

3.  New Accounting Pronouncements
---------------------------------

On February 25, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides accounting and reporting standards for derivatives, including those embedded in other instruments or contracts. Adoption of SFAS No. 133 did not have a significant impact on the consolidated financial position or the results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which was effective for business combinations initiated after June 30, 2001. The Company did not acquire any entity subsequent to June 2001; however, the principles of SFAS were applied in accordance with fresh start accounting.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 142 provides for cessation of amortization of goodwill and other intangibles considered to have indefinite lives and includes requirements for periodic tests of goodwill and indefinitely lived intangible assets for impairment. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company adopted SFAS 142 as part of its fresh start accounting.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model to be used for impairments of long-lived assets to be either used in a business or disposed of by sale, and broadens the presentation of discontinued operations to encompass more discrete components of a business enterprise than were included under previous standards. The Company adopted SFAS 144 as part of its fresh start accounting.

Cash Flow Information - Supplemental cash flow information is as follows for the one month ended November 24, 2001, eight months ended October 27, 2001, and the nine months ended November 25, 2000:

                                                            Successor                      Predecessor
                                                        -----------------  ------------------------------------------
                                                           One Month            Eight Months          Nine Months
                                                             Ended                  Ended                Ended
                                                          November 24,           October 27,         November 25,
                                                              2001                  2001                 2000

Cash paid during the year for interest                    $   196                $    2,454          $  5,634
Cash paid during the year for income taxes                     26                         -                82
Property acquired under capital lease obligations               -                     2,920                 -

4.  Reorganization Plan and Fresh Start Reporting
-------------------------------------------------

As discussed above, the Plan was confirmed on October 17, 2001 and the Predecessor emerged from Chapter 11 as Woodworkers Warehouse, Inc on October 29, 2001. Pursuant to SOP 90-7, the Successor adopted fresh start reporting in the accompanying condensed consolidated balance sheet as of October 27, 2001 to give effect to the reorganization as of such date.

Fresh start reporting required the Successor to restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization. In so restating, SOP 90-7 required the Successor to allocate its reorganization value to its assets based upon their estimated fair values. Each liability existing on the date the Plan was confirmed by the Bankruptcy Court, other than deferred taxes, is stated at the present value of the amounts to be paid.

The Company's reorganization value of $1,488,000 was less than fair value of net assets. In accordance with the purchase method of accounting, the excess of the revalued net assets over the reorganization value (negative goodwill) of approximately $400,000 was allocated to reduce proportionately the value assigned to noncurrent assets. The calculated reorganization value was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of management. Net deferred tax assets are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Finally, any accounting principle changes required to be adopted in the financial statements within the twelve months following the adoption of fresh start reporting were adopted at the time fresh start reporting was adopted.

Adjustments to the Predecessor's balance sheet as of October 27, 2001 to reflect the forgiveness of debt and fresh start reporting adjustments are presented in the following table (in thousands):


                                               Predecessor      Forgiveness        Fresh-        Successor
                                                                  of Debt          Start
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $   12,860    $        -      $      -        $    12,860
  Accounts receivable, net                           12,093        (8,907)(a)         -        $     3,186
  Inventories                                        32,323             -        (1,886)(b)         30,437
  Prepaid expenses and other current assets           2,316                        (335)(c)          1,981
                                                 ----------    -----------     -----------     -----------

Total current assets                                 59,592        (8,907)       (2,221)            48,464

PROPERTY AND EQUIPMENT, net                          11,236             -        (6,949)(d)          4,287

LEASE INTEREST, net                                       -             -         1,769 (d)          1,769

OTHER ASSETS                                            715             -             -                715
                                                 ----------    -----------     -----------     -----------

TOTAL ASSETS                                     $   71,543        (8,907)       (7,401)       $    55,235
                                                 ==========    ===========     ===========     ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Bank credit facility                           $   35,558   $         -             -         $   35,558
  Note payable to officer                             3,500        (3,500)(a)         -                  -
  Current portion of capital lease obligations          364             -           896 (d)          1,260
  Post-petition accounts payable                      4,471                           -              4,471
  Pre-petition accounts payable                      35,224       (33,224)(a)         -              2,000
  Accrued expenses                                    9,477             -        (1,725)(e)          7,752
  Net Current liabilities of discontinued            12,278       (12,278)(a)         -                  -
    operations                                   ----------    -----------     -----------     -----------

Total current liabilities                           100,872       (49,002)         (829)            51,041

CAPITAL LEASE OBLIGATIONS, NET
  OF CURRENT PORTION                                  1,293             -         1,413 (d)          2,706

STOCKHOLDERS' (DEFICIT) EQUITY:
  Common stock (old), $.01 par value:
    Class A                                              65             -           (65)(a)              -
    Class B                                              46                         (46)(a)              -
Common stock (new), $.01 par value                                     56 (a)         -                 56
Additional paid-in capital                           41,631         1,432 (a)   (41,631)(a)          1,432
Retained deficit                                    (69,904)       38,607 (a)    31,297 (a)             -
Less: 500,000 Class A shares held in treasury        (2,460)            -         2,460 (a)             -
                                                 ----------    -----------     -----------     -----------

Total stockholders' (deficit) equity                (30,622)       40,095        (7,985)             1,488
                                                 ----------    -----------     -----------     -----------

                                                 $   71,543    $   (8,907)     $ (7,401)       $    55,235
                                                 ==========    ===========     ===========     ===========

(a) Reflects the settlement of liabilities with offsetting receivables and the cancellation of the old equity in exchange for a deferred payment of $2,000,000 and 5,640,000 shares of new common stock valued at $1,488,000. The net liability settlements resulted in an extraordinary gain on debt discharge of $38.6 million.

(b) Represents revaluation of inventories to estimated fair value as of October 27, 2001.

(c)   Represents write-off of permanent supply inventory.

(d) Reflects fair value adjustment as of October 27, 2001 in accordance with fresh start reporting.

(e) Represents reclassification of the vendor rebate reserve and inventory reserves.

Reorganization Items - The Predecessor provided for or incurred the following (income) expense items during the two months and eight months ended October 27, 2001, directly associated with the Chapter 11 reorganization proceedings (in thousands):



                                                   Two Months       Eight Months
                                                      Ended             Ended
                                                   October 27,       October 27,
                                                      2001              2001

Bonuses for retention of key employees             $        -       $      347
Professional fees                                         783            2,502
Occupancy and other store closing costs                  (216)              41
Relocation costs                                           88              609
Loss on disposal of Post Tool                             175            2,020
Net asset/liabilities w/o's                               988              910
Lease asset sale proceeds                                   -           (4,562)
Miscellaneous income                                        -              (34)
Miscellaneous expense                                     116              144
Interest income                                           (49)            (332)
                                                   ----------       ----------

Total reorganization charge                        $    1,885       $    1,645
                                                   ==========       ==========

5.   Bank Credit Facility
-------------------------

      Under the Plan discussed in note 1, on October 29, 2001, the Company entered into a $30,000,000 Senior Secured Revolving Credit Facility with the Bank of America. At November 24, 2001 the Company had approximately $23,955,000 of borrowings outstanding and approximately $15,200 of letters of credit outstanding. The credit facility is secured by all of the Company's assets and bears interest equal to LIBOR plus 3.25% (5.87% at November 24, 2001) or the bank reference rate plus 1.00% (6.00% at November 24, 2001) at the Company's option. Through March 31, 2002, the Company's borrowing base under the credit line commitment is based on the following formula: 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by merchandise letters of credit, plus 85% of the value of eligible credit card and trade accounts receivable, plus $500,000 against the value of the Company's Seabrook, NH facility, plus an over advance availability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next 30 days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002, the borrowing base under the credit line commitment is based on the following formula: the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidated value of the inventory from an appraiser acceptable to Bank of America, plus 50% of the value of inventory covered by merchandise letters of credit, plus 85% of the value of eligible credit card and trade accounts receivable, plus $600,000 through October 31, 2002 and $500,000 thereafter against the value of the Successor's Seabrook, NH facility until the facility is sold.

The total availability at November 24, 2001 was approximately $2,336,000. The agreement was subsequently amended on August 22, 2002 to fix the overadvance availability at $1,167,000 through October 31, 2002, at which time the overadvance availability will decrease monthly by $233,000 until the overadvance availability is reduced to zero. The credit facility matures on October 29, 2003. The credit facility is classified as a current liability due to a subjective acceleration clause and an agreement to maintain blocked account arrangements.

6.  Selected Information By Business Segment
--------------------------------------------

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


                              Successor               Predecessor                   Successor               Predecessor
                         ---------------------------------------------------------------------------------------------------------
                              One Month       Two Months     Three Months           One Month       Eight Months    Nine Months
                                Ended            Ended          Ended                 Ended            Ended           Ended
                            November 24,      October 27,    November 25,         November 24,      October 27,    November 25,
                                2001             2001            2000                 2001              2001           2000
Net sales
  Retail                       $ 8,620      $ 15,413         $ 31,079               $  8,620        $  62,768         $ 101,798
  Catalog                          530           672            3,903                    530            3,526            11,791
                               -------      --------         --------               --------        ---------         ---------

                               $ 9,150      $ 16,085         $ 34,982               $  9,150        $  66,294         $ 113,589
                               =======      ========         ========               ========        =========         =========

Income (loss) from continuing operations:

  Retail                       $   118      $   (751)        $  (117)               $    118        $  (1,929)        $  (3,511)
  Catalog                           60           102            (434)                     60              839              (401)
  General corporate               (731)       (3,700)         (3,692)                   (731)          (9,023)          (11,337)
                               -------      --------         --------               --------        ---------         ---------

                               $  (553)     $ (4,349)        $ (4,243)              $   (553)       $ (10,113)        $ (15,249)
                               ========     ========         ========               =========       =========         =========
----------------------------------------------------------------------------------------------------------------------------------


The Successor sells its products through its Woodworkers Warehouse retail stores and its catalog. These businesses have been aggregated into their respective reportable segments based on the management reporting structure.

7.  Discontinued Operations
---------------------------

On August 11, 2000, the Predecessor disposed of its golf business. The consolidated financial statements of the Predecessor have been presented to reflect the disposition of the golf business in accordance with APB Opinion No.
30. Accordingly, revenues, expenses, and cash flows of the golf division have been excluded from the respective captions in the accompanying consolidated Statements of Operations and consolidated Statements of Cash Flows. The net liabilities of the golf business have been reported as "Net current liabilities of discontinued operations" in the accompanying consolidated balance sheets; the net operating losses of the golf division have been reported as "Net loss from discontinued operations" in the accompanying consolidated statements of operations; the net loss from the disposal of the golf division has been presented as "Net loss on disposal"; and the net cash flows of the golf division have been reported as "Net cash used in discontinued operations" in the accompanying consolidated statements of cash flows. Net sales for the golf division were approximately $55,189,000 and $92,448,000 for fiscal years 2000 and 1999.

Net liabilities of discontinued operations were as follows (in thousands):

                                                            Predecessor
                                                            February 24,
                                                               2001

Accounts receivable, net                                   $    2,607
Pre-petition accounts payable                                 (13,620)
Post-petition accounts payable                                     (7)
Accrued expenses                                               (2,571)
Deferred liabilities                                             (451)
                                                           ----------
                                                           $  (14,042)
                                                           ==========

8.  Stockholders' Equity
------------------------

      Pursuant to the Plan, upon emergence from bankruptcy all shares of the Class A and Class B common stock, treasury stock and preferred stock were cancelled along with the outstanding stock options under the 1993 Employee Stock Option Plan (the "Option Plan") and the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (the "Director Plan"). A total of 7,500,000 shares, par value $0.01 per share, of new common stock have been authorized with 5,280,000 shares to be issued as payment for pre-petition liabilities and 360,000 shares to management. Under the Plan, the Company is required to issue new common stock, however, as of July 1, 2002 the new common stock shares had not been issued. The delay in the issuance of the new shares is that the Bankruptcy Court has not yet issued a final decree. There are 1,500,000 shares reserved for stock option grants. Based on performance of the Company, under employment agreements with certain officers, there is a potential grant of 180,000 shares to management. Each holder of new common stock has one vote per share and is entitled to dividends when and if declared by the Board of Directors; however, dividend payments are restricted under the terms of the credit facility. The Company does not expect to pay dividends in the foreseeable future.

      Effective November 27, 2001, the Company established a long term incentive plan ("Incentive Plan") which provides for the granting of stock, stock options, stock appreciation rights and restricted shares to employees, officers, directors and consultants of the Company. Stock options are granted at 100% of the fair market value of the common stock on the date of the grant. Options granted to employees vest over three years with 33% vesting on each anniversary of the grant. Options granted to Board members who are not employees and continue as a member of the Board vest over three years with 33% vesting beginning on January 2, 2002. In the event that a non-employee director fails to attend at least 75% of the Board meetings in any calendar year, commencing in calendar year 2002, such person shall automatically forfeit his right to exercise that portion of the options that are exercisable. All vested options shall be exercisable for a period of ten years from the date of grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

The Company believes the most critical accounting policies are Revenue Recognition, Inventories, Prepaid Catalog Expenses, Lease Interest, and Income Taxes. The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The application of US GAAP relative to the Company's critical accounting policies requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, financial statement disclosure concerning contingent assets and liabilities and revenue and expenses during the reporting period. The Company reviews estimates and assumptions used in the application of US GAAP on a regular basis. However it is possible that these estimates and assumptions may change and this change could be material to the Company's financial position. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Revenue Recognition

Revenue from retail operations is recognized at the time of sale. Revenue from catalog sales is recognized upon shipment to the customer. Allowance for sales returns, a component of net sales, is booked in the period in which the related sales are recorded. An allowance of $70,000 has been recorded as of November 24, 2001. Income received from memberships sold to the Company's catalog customers is deferred over the period of the related membership.

Inventories

Merchandise inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. Under fresh start accounting, the Company recorded a $2.2 million write-down of inventory at October 27, 2001 to record the balance at its estimated net realizable value. The balance at November 24, 2001 in the Company's total lower of cost or market reserve was $1.7 million. If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

Prepaid Catalog Expenses

The Company capitalizes direct costs relating to the production and distribution of its mail-order catalogs. These costs are charged to operations over the period during which revenues are derived from the mailings, which is predominately one year or less from the date of mailing.

Lease Interest

Lease interest represents the fair value assigned to the Company's lease rights under fresh start accounting and is being amortized as a charge to rent expense over the remaining lease terms. The recoverability of the carrying value of lease interest is dependent on the Company's ability to generate sufficient future cash flows from operations at each leased site, or in the case of a sale or disposition of a lease or leases, the continuation of similar favorable market rents.

Accordingly, recoverability of this asset could be significantly affected by future economic market and competitive factors and is subject to the inherent uncertainty associated with estimates.

Income Taxes

The Company accounts for income taxes under Statement of Financial Standards No. 109 "Accounting for Income Taxes." Accordingly, the Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized.

The above list is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

Fresh start reporting required the Company to restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the Company's reorganization. In so restating, the Company was required to allocate reorganization value to its assets based upon their estimated fair values. Each liability existing on the date the Plan was confirmed by the Bankruptcy Court, other than deferred taxes, was stated at the present value of the amount to be paid.

The Company's reorganization value of $1,488,000 was $400,000 less than the fair value of net assets. In accordance with the purchase method of accounting, the excess of the revalued net assets over the reorganization value (negative goodwill) was allocated to reduce proportionately the value assigned to noncurrent assets. The calculated value of the reorganized Company was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the Company's control.

OVERVIEW

         The Company adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), during the third quarter of Fiscal 2001. The adoption resulted in a change in the basis of accounting in the Company's underlying assets and liabilities as of October 29, 2001, the date of the Company's emergence from bankruptcy. On October 29, 2001, Trend-Lines, Inc. (the "Predecessor Company") merged into its wholly owned subsidiary, Woodworkers Warehouse, Inc., with Woodworkers Warehouse, Inc. being the surviving corporation emerging from bankruptcy (for purposes of reflecting the financial reporting period following the Company's emergence from bankruptcy, the "Successor Company"). For financial reporting purposes, October 27, 2001 was considered the emergence date as it was a period end and activity for the two days following was immaterial. Fresh start reporting required the Company to restate its assets and liabilities to reflect their reorganization value, which approximates their fair value at the date of the reorganization. In so restating, SOP 90-7 required the Company to allocate its reorganization value to its assets based upon their estimated fair values. Accordingly the financial statements from the third quarters of Fiscal 2001 and Fiscal 2000 are not comparable. For financial reporting purposes, the third quarter of Fiscal 2001 has been segregated into two periods: the two months ended October 27, 2001 (the "Predecessor Company Period") and the one month ended November 24, 2001 (the "Successor Company Period"). For purposes of the Company's Management's Discussion and Analysis, the Company has combined the actual results of operations for the Predecessor Company and the Successor Company, into the pro forma combined three months ended November 24, 2001 and nine months ended November 24, 2001, to present a more meaningful comparative analysis to prior fiscal year operating results. The Predecessor Company and Successor Company financial information is from the Company's Consolidated Financial Statements and no additional adjustments have been made to the Pro Forma Combined Fiscal Year 2001 financial information.

Results of Operations
---------------------

                                                                                                      Pro Forma
Three Months Ending                                                Successor      Predecessor          Combined       Predecessor
                                                                   One Month       Two Months        Three Months        Three
                                                                     Ended           Ended              Ended         Months Ended
                                                                  November 24,    October 27,        November 24,     November 25,
                                                                     2001            2001               2001              2000

Net sales                                                              9,150          16,085              25,235         34,982

Cost of sales                                                          6,518          11,903              18,421         24,335
                                                                    --------       ---------           ---------       --------
           Gross profit                                                2,632           4,182               6,814         10,647

Selling, general and administrative expenses                           3,012           6,195               9,207         13,805

Reorganization charges (income)                                            -           1,885               1,885            (98)
                                                                    --------       ---------           ---------       --------

           Operating loss                                               (380)         (3,898)             (4,278)        (3,060)

Interest expense, net                                                    173             451                 624          1,183
                                                                    --------       ---------           ---------       --------
Loss before income taxes, discontinued operations
  and extraordinary items                                               (553)         (4,349)             (4,902)        (4,243)

Provision for income taxes                                                 -               -                   -              -
                                                                    --------       ---------           ---------       --------
Loss before discontinued operations and extraordinary items             (553)         (4,349)             (4,902)        (4,243)

Discontinued operations:
  Loss on disposal                                                         -             (55)                (55)            16

  Loss from discontinued operations                                        -               -                   -           (578)
                                                                    --------       ---------           ---------       --------

Loss before extraordinary items                                         (553)         (4,404)             (4,957)        (4,805)

Extraordinary gain - cancellation of debt                                  -          38,607              38,607              -
                                                                    --------       ---------           ---------       --------

Net (loss) income                                                       (553)         34,203              33,650         (4,805)
                                                                    ========       =========           =========       ========


Nine Months Ended                                                                                    Pro Forma
                                                                   Successor      Predecessor         Combined        Predecessor
                                                                   One Month      Eight Months       Nine Months      Nine Months
                                                                    Ended            Ended             Ended             Ended
                                                                 November 24,     October 27,       November 24,     November 25,
                                                                     2001            2001               2001             2000

Net sales                                                            9,150           66,294             75,444        113,589

Cost of sales                                                        6,518           47,096             53,614         82,284
                                                                ----------       ----------        -----------      ---------

           Gross profit                                              2,632           19,198             21,830         31,305

Selling, general and administrative expenses                         3,012           25,368             28,380         42,412

Reorganization charges (income)                                          -            1,645              1,645            385
                                                                ----------       ----------        -----------      ---------

           Operating loss                                             (380)          (7,815)            (8,195)       (11,492)

Interest expense, net                                                  173            2,298              2,471          3,757
                                                                ----------       ----------        -----------      ---------
Loss before income taxes, discontinued operations
  and extraordinary items                                             (553)         (10,113)           (10,666)       (15,249)

Provision for income taxes                                               -                -                 -               -
                                                                ----------       ----------        -----------      ---------

Loss before discontinued operations and extraordinary items           (553)         (10,113)           (10,666)       (15,249)

Discontinued operations:

Loss on disposal                                                        -              (279)              (279)       (22,071)

  Loss from discontinued operations                                     -                 -                  -         (8,975)
                                                                ----------       ----------        -----------      ---------

Loss before extraordinary items                                       (553)         (10,392)           (10,945)       (46,295)

Extraordinary gain - cancellation of debt                                -           38,607             38,607              -
                                                                ----------       ----------        -----------      ---------

Net (loss) income                                                     (553)          28,215             27,662        (46,295)
                                                                ==========       ==========        ===========      =========


During fiscal 2000, the Predecessor disposed of its golf business. The consolidated financial statements of the Predecessor have been presented to reflect the disposition of the golf business in accordance with APB 30. The information presented below reflects the results of the Predecessor's continuing operations.

Except as specifically stated otherwise, the following discussion reflects the combined operations of both the Predecessor and the Successor. The information that follows should be read in conjunction with the Company's consolidated financial statements and notes included elsewhere herein.

Net sales for the third quarter of fiscal 2001 decreased by $9,800,000, or 28.0%, from $35,000,000 for the third quarter of fiscal 2000 to $25,200,000. Net retail sales for the third quarter of fiscal 2001 decreased $7,000,000 or 22.5% from $31,100,000 for the third quarter of fiscal 2000 to $24,100,000. The retail sales decrease was primarily attributable to the Predecessor's bankruptcy filing in August 2000 and operating fewer stores during the period. Catalog sales for the third quarter of fiscal 2001 decreased $2,700,000, or 69.2%, from $3,900,000 for the third quarter of fiscal 2000 to $1,200,000. Catalog sales were negatively impacted due to fewer catalogs being mailed during the period.

Net sales for the first nine months ended of fiscal 2001 decreased by $38,200,000, or 33.6%, from $113,600,000 for the first nine months of fiscal 2000 to $75,400,000. Net retail sales for the first nine months of fiscal 2001 decreased $30,400,000 or 29.8% from $101,800,000 for the first nine months of fiscal 2000 to $71,400,000. The retail sales decrease was primarily attributable to the Predecessor's bankruptcy filing in August 2000 and operating fewer stores during the period. Catalog sales for the first nine months of fiscal 2001 decreased $7,800,000, or 66.1%, from $11,800,000 for the first nine months of fiscal 2000 to $4,000,000. Catalog sales were negatively impacted due to fewer catalogs being mailed during the period.

Following is a summary of retail store activity:

                                                          November 24, 2001          November 25, 2000
                                                          -------------------       -------------------
Stores operated at the beginning of the third quarter                    99                         140

Stores opened                                                             -                           -

Stores closed                                                             -                           1

                                                          ------------------        -------------------
Stores operated at the end of the third quarter                           99                        139


Gross profit for the third quarter of fiscal 2001 decreased $3,800,000, or 35.8%, from $10,600,000 for the third quarter of fiscal 2000 to $6,800,000. As a percentage of net sales, gross profit decreased 3.4% from 30.4% of net sales for the third quarter of fiscal 2000 to 27.0% of net sales in the third quarter of fiscal 2001. Aggressive promotional advertising, the change in sales mix and the change under fresh start accounting to full absorption accounting for vendor rebates and distribution costs are the primary causes for the reduction in gross margin percentage.

Gross profit for the first nine months of fiscal 2001 decreased $9,500,000, or 30.4%, from $31,300,000 for the first nine months of fiscal 2000 to $21,800,000 for the first nine months of fiscal 2001. As a percentage of net sales, gross profit increased 1.3% from 27.6% of net sales for the first nine months of fiscal 2000 to 28.9% of net sales in the first nine months of fiscal 2001.

Selling, general and administrative expenses for the third quarter of fiscal 2001 decreased $4,600,000, or 33.3%, from $13,800,000 for the third quarter of fiscal 2000 to $9,200,000 for the third quarter of fiscal 2001. The decrease in selling, general and administrative expenses was primarily due to the reduction of expenses in connection with the Company's reorganization and the change to recording distribution cost and vendor rebates in costs of goods sold under fresh start accounting. In addition, the Company converted fixture and equipment leases from operating leases to capital leases. As a result, operating lease expense decreased substantially.

Selling, general and administrative expenses for the first nine months of fiscal 2001 decreased $14,000,000, or 33.0%, from $42,400,000 for the first nine months of fiscal 2000 to $28,400,000 for the first nine months of fiscal 2001. The decrease in selling, general and administrative expenses was primarily due to the reduction of expenses in connection with the Company's reorganization and the change to recording distribution cost and vendor rebates in costs of goods sold under fresh start accounting. In addition, the Company converted fixture and equipment leases from operating leases to capital leases. As a result, operating lease expense decreased substantially.

Interest expense for the third quarter of fiscal 2001 decreased by $600,000 or 50.0%, decreasing to $600,000 from $1,200,000. The decrease in interest expense is attributable to the decrease in the amounts outstanding under the Company's existing bank credit facility and reduction in interest rates.

Interest expense for the first nine months of fiscal 2001 decreased by $1,300,000 or 34.2% from $3,800,000 in the first nine months of fiscal 2000 to $2,500,000 in the first nine months of fiscal 2001. The decrease in interest expense is attributable to the decrease in the amounts outstanding under the Company's existing bank credit facility and to the reduction in interest rates.

Liquidity and Capital Resources
-------------------------------


Nine Months Ended
                                                                 Successor       Predecessor          Pro Forma         Predecessor
                                                                 One Month      Eight Months          Combined           Nine Months
                                                                   Ended            Ended         Nine Months Ended        Ended
                                                                November 24,     October 27,         November 24,       November 25,
                                                                    2001            2001                2001                2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                   (553)             28,215           27,662         (46,295)
  Add: Loss from discontinued operations                                 -                  --               --           8,975
  Loss on disposal of discontinued                                       -                 279              279          22,071
  Extraordinary gain - cancellation of debt                              -             (38,607)         (38,607)              -
                                                               -----------         -----------       ----------       ---------
           Net loss from continuing operations                        (553)            (10,113)         (10,666)        (15,249)
                                                               -----------         -----------       ----------       ---------
Net cash from operating activities                                    (249)              9,805            9,556          15,297
Net cash from discontinued operations                                    -              (1,089)          (1,089)         25,723
                                                               -----------         -----------       ----------       ---------
           Net cash from operating activities
             (before reorganization expenses)                         (249)              8,716            8,467          41,020
                                                               -----------         -----------       ----------       ---------
Operating cash flows from reorganization items:
Professional fees paid by services rendered in bankruptcy                -              (2,502)          (2,502)           (417)
Interest income received                                                 -                 332              332             192
Other reorganization expenses paid                                       -                 525              525            (160)
                                                               -----------         -----------       ----------       ---------
Net cash from reorganization items                                       -              (1,645)          (1,645)           (385)
           Net cash from operating activities                         (249)              7,071            6,822          40,635
                                                               -----------         -----------       ----------       ---------
           Net cash from investing activities                         (358)               (201)            (559)            568
                                                               -----------         -----------       ----------       ---------
           Net cash from financing activities                      (11,761)            (12,348)         (24,109)        (16,561)
                                                               -----------         -----------       ----------       ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (12,368)             (5,478)         (17,846)         24,642

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      12,860              18,338           18,338           1,054
                                                               -----------         -----------       ----------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               492              12,860              492          25,696
                                                              ============         ===========       ==========       =========

The Company's working capital increased by $30,463,000, from a working capital deficiency of $34,132,000 as of February 24, 2001 to a deficit of $3,669,000 as of November 24, 2001. The increase resulted primarily from the adoption of fresh start reporting in accordance with SOP 90-7 and the new bank credit facility the Company entered on October 29, 2001.

Cash provided by operating activities was approximately $6,822,000 for the first nine months of fiscal 2001 as compared to $40,635,000 for the first nine months of fiscal 2000. This decrease was primarily due to the adoption of fresh start accounting.

The net cash used in investing activities was approximately $559,000 for the first nine months of fiscal 2001 compared to net cash provided by investing activities of $568,000 for the first nine months of fiscal 2000. The use of cash relates to the change in other assets and to the purchase of property and equipment.

The net cash used in financing activities was approximately $24,109,000 for the first nine months of fiscal 2001 compared to $16,561,000 for the first nine months of fiscal 2000. This change was primarily attributable to the decrease in net borrowing under the bank credit facility and payments on capital lease obligations offset by the write-off of the officer note payable under fresh start accounting.

On October 29, 2001, the Company entered into a $30,000,000 senior secured revolving credit line with Bank of America. The credit facility bears interest at LIBOR plus 3.25% (5.87% at November 24, 2001) or the bank reference rate plus 1.00% (6.00% at November 24, 2001) at the Company's option. The Company may select the rate every month. The Company's borrowing base under the credit line commitment through March 31, 2002 was based on the following formula: 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by Merchandise Letters of Credit, plus 85% of the value of eligible credit card and trade accounts receivable, plus $500,000 against the value of the Company's Seabrook, NH facility, plus an over advance capability equal to $3,000,000 for 60 days from October 29, 2001, $2,500,000 for the next 30 days and $2,000,000 thereafter with amortization of $166,667 per month beginning February 28, 2002. After March 31, 2002, the borrowing base under the credit line commitment is based on the following formula: the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidated value of the inventory from an appraiser acceptable to Bank of America, plus 50% of the value of inventory covered by merchandise letters of credit, plus 85% of the value of eligible credit card and trade accounts receivable, plus $600,000 through October 31, 2002 and $500,000 thereafter against the value of the Company's Seabrook, NH facility until the facility is sold. The credit facility currently has an expiration date of, and the outstanding balance matures on, October 29, 2003. The credit facility is classified as a current liability due to a subjective acceleration clause and an agreement to maintain blocked account arrangements.

The credit facility is secured by substantially all of the Company's assets. The amount available at November 24, 2001, based on the borrowing base under the credit line was $26.4 million, of which $24.1 million was drawn. The agreement requires the Company to maintain a fixed charge coverage (the Company's income before interest, taxes, depreciation, and amortization over fixed charges defined as interest on its long term debt and capital expenditures) ratio of ..75:1.00 for the three fiscal quarters ending August 2002 and .90:1.00 for the four fiscal quarters ending November 2002 and other non-financial covenants. As of August 1, 2002, the Company was in compliance with all the covenants. The Company is also required to have $3.0 million of availability under the credit facility after it pays the $2.0 million that it is required to pay to settle pre-petition general unsecured claims. The total availability at November 24, 2001 was approximately $2,336,000. The agreement was amended on August 22, 2002 to fix the overadvance portion of the availability at $1,167,000 through October 31, 2002, at which time the overadvance availability will decrease monthly by $233,000 until the overadvance availability is reduced to zero.

Under the Plan, the Company is required to pay to general unsecured creditors their pro rata share of $2,000,000 in addition to 5,280,000 shares of new common stock. Due to delays in the processing and settlement of certain unsecured claims and restrictions under the Company's credit facility, the Company, after consultation with the holders of a majority in dollar value of the claims, deferred making this payment and can make no assurance as to when or if the Company will make such payment. Even if the Company settled the remaining unsecured claims, it would not be able to make any payments to these creditors because of availability restrictions under the Company's bank facility.

Provided the holders of the $2,000,000 of claims continue to permit deferral of their payment, the Company anticipates that it will be able to satisfy its working capital requirements, planned capital expenditures, and debt service requirements with proceeds from cash flows from operations, borrowings under the Company's $30 million revolving credit facility and other sources of financing. The Company expects to generate adequate cash flows from operating activities to sustain current levels of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

         Statements included in this report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following:

      o The Company's ability to attract, train and retain highly-qualified associates to staff both existing and new stores, as well as middle and senior management.

      o General economic conditions, which affect consumer confidence and home improvement and home-building spending, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing and unemployment rates.

      o The impact of competition, including competition for customers, locations and products and in other important aspects of the Company's business. The Company's primary competitors include electrical, plumbing and building materials supply houses, lumber yards, home improvement stores and other local, regional or national hardware stores, as well as discount department stores and any other channel of distribution that offer products that the Company sells. The Company's business is highly competitive and may face new types of competitors as it enter new markets or lines of business.

      o Changes in laws and regulations, including changes in accounting standards, tax statutes or regulations and environmental and land use regulations, and uncertainties of litigation.

      o The Company's continued compliance with the financial covenants under its bank credit facility.

      o Continued cooperation by the holders of $2,000,000 of claims as to which the Company has deferred payment.

      o The Company's ability to achieve its plans and strategies of growth will be dependent on maintaining adequate bank and other financing.

      o Other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION
---------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Upon the Company's reorganization and emergence from bankruptcy on October 29, 2001, all of its Class A and Class B common stock, treasury stock, preferred stock and outstanding stock options under the 1993 Employee Stock Option Plan and the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors were cancelled. A total of 7,500,000 shares, par value $0.01 per share, of Common Stock have been authorized and the Company is required to issue 5,280,000 shares as payment for pre-petition liabilities and 360,000 shares to management. As of the date of this Form 10-Q/A, these shares had not yet been issued, were unable to trade, and thus no aggregate market value can be determined at this time. When the shares are issued, they will be deemed to have been issued as of October 29, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 Exhibits

     99.1 Certificate of Chief Executive
            Officer


     99.2 Certificate on Chief Financial
            Officer

 Reports on Form 8-k
     None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   WOODWORKERS WAREHOUSE, INC.


Date:    8/27/02                   By:  /s/ Walter S. Spokowski
                                   ---------------------------
                                        Walter S. Spokowski,
                                        President and
                                        Chief Executive Officer


Date:    8/27/02                   By:  /s/ Rick C. Welker
                                   ---------------------------
                                        Rick C. Welker
                                        Vice President and
                                        Chief Financial Officer