Form 10-K
period 2002-02-23
WOODWORKERS WAREHOUSE INC
filed 2002-08-28
CIK 1161625

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For fiscal year ended: February 23, 2002

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to ____________.

     Commission File Number:  0-24390
                              -------

                           Woodworkers Warehouse, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

     Delaware                                                04-357958
     ----------------------------                            ---------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


     126 Oxford Street, Lynn, Massachusetts                  01901
     --------------------------------------                  -----
     (Address of Principal Executive Offices)                (Zip Code)


                                 (781) 853-0900
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act:

                                      None

     Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No X
                                              ---

         Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
                            ---

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant and indicate the number of shares outstanding of each of the registrant's shares of common stock, as of the latest practicable date: On our reorganization and emergence from bankruptcy on October 29, 2001, all of our Class A and Class B common stock, treasury stock, preferred stock and outstanding stock options under the 1993 Employee Stock Option Plan and the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors were cancelled. A total of 7,500,000 shares, par value $0.01 per share, of Common Stock have been authorized and we are required to issue 5,280,000 shares as payment for pre-petition liabilities and 360,000 shares to management. As of the date of this Form 10-K, these shares had not yet been issued, were unable to trade, and thus no aggregate market value can be determined at this time. When the shares are issued, they will be deemed to have been issued as of October 29, 2001.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ...X... No.......


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

ITEM 1. BUSINESS

         Except for the historical information contained herein, the discussion in this Report and any document incorporated herein by reference contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, objectives, expectations and intentions. The cautionary statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 should be read as being applicable to all forward-looking statements wherever they appear. Our actual results could differ materially from those discussed or incorporated herein. Factors that could cause or contribute to such differences include those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as those discussed elsewhere herein or the documents incorporated herein by reference.

Introduction

         Woodworkers Warehouse, Inc. ("We" or the "Company") emerged from Chapter 11 bankruptcy on October 29, 2001 following a reorganization which included the sale of certain non-core businesses and a merger with Trend-Lines, Inc. in which we were the surviving entity. At that time, we changed our name from Trend-Lines, Inc. to Woodworkers Warehouse, Inc. to emphasize our focus on our Woodworkers Warehouse stores and catalogs. For financial reporting purposes, October 27, 2001 was considered the emergence date as it was a period end and activity for the two days was immaterial.

Bankruptcy Reorganization

         On August 11, 2000, we filed petitions in the United States Bankruptcy Court for the District of Massachusetts under Chapter 11 of the United States Bankruptcy Code. The First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, as modified by the Joint Motion to Approve Nonmaterial Modification to the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors (the "Plan") was confirmed by the Bankruptcy Court on October 17, 2001 and we emerged from bankruptcy on October 29, 2001. Pursuant to the Plan, on October 29, 2001, Trend-Lines, Inc. merged with and into its wholly owned subsidiary Woodworkers Warehouse, Inc. and Woodworkers Warehouse, Inc. became the surviving corporation. In connection with the reorganization, on the date we emerged from bankruptcy, all of Trend-Lines' shares of Class A Common Stock, Class B Common Stock, preferred stock, treasury stock, and outstanding stock options under the 1993 Employee Stock Option Plan and the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors were cancelled. Under the Plan we are required to issue new shares of our common stock to certain unsecured creditors to pay pre-petition liabilities and to management, as of October 29, 2001. As of the date of this Form 10-K, we have not yet issued the shares of new common stock. The Bankruptcy Court has not yet issued a final decree, and such decree is delayed by, among other things, the fact that we have not issued the shares of common stock to our unsecured creditors as a result of several claims that remain pending.

History

         We are a specialty retailer of power and hand tools and accessories. We were initially incorporated in Massachusetts in 1981, under the name Trend-Lines, Inc., and in 1983 we began mailing our Trend-Lines catalog and opened a Woodworkers Warehouse outlet store in our distribution center. Our principal executive offices are located at 126 Oxford Street, Lynn, Massachusetts, 01901 and our telephone number is (781) 853-0900.

         We opened our first Woodworkers Warehouse retail store in 1986 and, as of February 23, 2002, we operated 98 Woodworkers Warehouse stores. Our Woodworkers Warehouse retail stores are located in the New England and Mid-Atlantic regions.

         In January 1995, we expanded our retail operations by acquiring 17 Post Tool stores and a distribution center for those stores. On February 27, 2001, we rejected leases for 13 existing Post Tool retail stores and a distribution center for these stores and consolidated the inventory into our operations. On April 19, 2001 we sold the leasehold rights and furniture, fixtures and equipment and inventory with respect to seven of the Post Tool stores, and all of the automotive inventory located at the Post Tool distribution center. The total sales price for these assets was approximately $1,350,000. As of April 19, 2001, we no longer operated any Post Tool stores.

         We purchased the Golf Day name and mailing list in 1989, mailed our first Golf Day catalog in 1990 and opened a Golf Day outlet store in our distribution center in January 1991. In January 1998, we expanded our golf retail operations by acquiring 13 Nevada Bob's franchised stores located in New England, which we converted to Golf Day stores. As part of our reorganization strategy, we disposed of our Golf Day retail stores, Golf Day mail order catalog and GolfDay.com web site during the third and fourth quarters of the fiscal year ended February 24, 2001 ("Fiscal 2000") and did not operate any Golf Day stores in the fiscal year ended February 23, 2002 ("Fiscal 2001").

Payments to Bank of America

         From the date we filed for bankruptcy through our reorganization and emergence from bankruptcy, we paid Bank of America $39,343,753 which sum is comprised of the following:

         (i) $20,773,000 from the proceeds generated from the liquidation of the Golf Day inventory;

         (ii)     $6,070,753 in interim payments; and

         (iii) $12,500,000 as additional payments from cash on hand in Fiscal 2001.

         As part of our reorganization, upon emerging from bankruptcy, we entered into a $30 million Senior Secured Credit Facility with Bank of America, which matures on October 30, 2003. (See Item 7, Management Discussion and
Analysis: Liquidity and Capital Resources.)

Summary of Reorganization Plan

         As discussed above, we reorganized and emerged from bankruptcy on October 29, 2001, pursuant to the Plan. Under the Plan, we treated our creditors as follows:

         Class 1: Bank of America Bank Credit Facility

         On October 29, 2001, we paid the outstanding balance on our debtor-in-possession financing in connection with our entering into a new $30 million senior secured revolving credit facility with Bank of America.

         Class 2: Other Secured Claims

         These secured claims consisted of various vendors from whom we leased furniture, fixtures and equipment for retail stores and corporate offices. These stakeholders received (a) some or all of the collateral securing their respective leases, (b) cash in an amount equal to the proceeds received from the sale of the collateral or (c) such other treatment as was agreed upon by us, the creditors committee and the respective holder. If the value of the collateral securing a Class 2 claim was less than the total amount of the claim, we treated the difference as a Class 5 general unsecured claim.

         Class 3: Other Priority Claims

         These claims are claims other than administrative, professional fee or priority tax claims entitled to priority pursuant to Section 507(a) of the Bankruptcy Code. All of the administrative and professional fee claims and most of the priority tax claims were paid in Fiscal 2001. Some priority tax claims have been paid in the current fiscal year and some claims remain unpaid.

         Class 4: Convenience Claims

         These claims are claims that would otherwise be a Class 5 general unsecured claim but they were equal to or less than $2,000 or were reduced to $2,000 pursuant to the election by the holder of the Claim. Each holder of a Class 4 claim will receive cash in an amount equal to 25% of such claim.

         Class 5: General Unsecured Claims

         These claims are pre-petition trade claims, reclamation claims and other general unsecured claims and were deemed to be impaired by the Plan. Each holder of a Class 5 claim was to receive in full satisfaction of such allowed claims, its pro rata share, based on the principal amount of each holder's claim, of $2,000,000 on January 15, 2002 and 5,280,000 shares of new common stock of the reorganized company as of October 29, 2001. After consultation with claimants representing a majority of the dollar value of the claims, we deferred payment of the $2,000,000. As of the date hereof we have not made any payments to settle the Class 5 claims and have not issued any shares of the new common stock due to delays in the processing and settlement of certain unsecured claims. Even if we settled the remaining unsecured claims, at this time we would not be able to make any payments to these creditors because of restrictions under our bank facility.

         Class 6: Common Stock Equity Interest and Claims

         As of our emergence from bankruptcy, all common stock equity interests in us were extinguished and the certificates and all other documents representing such common stock equity interests were deemed cancelled and of no force or effect. The holders of the common stock equity interests of Trend-Lines, Inc. did not receive or retain any interest or property under the Plan.

The forgoing description is qualified in its entirety by the Plan, as filed as an exhibit to the Form 8-K of Woodworkers Warehouse, Inc., the successor of Trend-Lines, Inc., on October 31, 2001, and included as an exhibit hereto by reference.

The Woodworking Tool Industry

         According to the "Woodworking in America"(TM) survey sponsored in 1998 by the American Woodworker Magazine (the "Woodworking Survey"), approximately 11% of the United States adult population, or nearly 20.5 million people, are involved in woodworking activities, spending more than $7.8 billion annually on equipment and accessories used specifically for woodworking projects. Major items in this category include power tools; wood finishes; hand tools; blades, bits and cutters; glue and adhesives; abrasives; sharpening equipment; books and other equipment and supplies. Approximately 43% of the total amount spent, or $3.3 billion, is spent on power tools.

         Woodworkers range from home workshop enthusiasts to professionals involved in a wide variety of activities, including home construction and remodeling, cabinet and furniture making and other woodworking projects. More advanced woodworkers participate in activities that require a greater skill level, such as cabinet making, architectural woodworking, furniture making, millwork and veneering. According to the Woodworking Survey, woodworkers have been involved in woodworking an average of approximately fifteen years, and the typical woodworker spends an average of more than six hours per week in the workshop. Further, as interest and/or skill level increases, factors such as a wide variety and selection of merchandise and availability of hard-to-find items and well-known brand name products become more important to the woodworking customer.

Current Business Strategy

         Our business strategy is now focused on our Woodworkers Warehouse stores and catalog. We are seeking to enhance our position and to maximize our future growth as a leading specialty retailer of power and hand tools and accessories. The key elements of our business strategy are as follows:

         Selected net expansion of retail store operations. We intend to continue to focus our retail store openings in existing markets or markets in close proximity to those in which we currently operate to take advantage of our centralized distribution system. While we are not currently opening any new stores, we anticipate opening new stores in the future, although we can make no assurances as to when or if we will open any such stores. Under our credit facility we are limited to net store openings, and we may relocate stores from time to time.

         Complementary store and catalog operations. The strong name recognition of our Woodworkers Warehouse catalog, combined with the customer base and market knowledge that have resulted from our catalog operations, is expected to facilitate the expansion of our retail stores. We use catalog information to, among other things, identify new store markets and determine the appropriate product mix for our retail stores.

         Cost-effective operations. We strive to have low costs of operations. By eliminating non-core businesses, establishing a single distribution center for our catalog and retail store business, concentrating our market penetration in the New England and Mid-Atlantic regions, consolidating the management of our catalog and retail business, and sharing within divisions parallel information, telemarketing and distribution systems, we have increased our operating efficiency. We believe the changes will allow us to put competitively priced products on the market.

         Breadth and depth of product selection. We offer a breadth and depth of product selection, including many hard-to-find items, and high quality brand name and private label merchandise.

         Low prices and matching product/price guarantee. Our competitive pricing strategy features everyday low prices, special sales and promotions, and a guarantee to match competitor prices.

         Expert customer service. We train our employees to explain and demonstrate to customers the use and operation of our merchandise and to develop good salesmanship. Their skills are further developed through on-the-job training combined with the use of Company-developed manuals. Sales personnel attend in-house training sessions conducted by experienced sales people or manufacturers' representatives and receive sales, product and other information in periodic meetings with managers.

         Customer convenience. We strive to maximize convenience to our retail store customers by providing ample parking and fast in-and-out service.

Products and Merchandising

         We offer our customers breadth and depth of product selection, including many hard-to-find items, high quality brand name and private label merchandise, everyday low prices, a matching product/price guarantee, expert customer service and convenience. By offering these services, we believe we are able to compete successfully against major home centers, mass merchandisers and hardware stores.

         Our Woodworkers Warehouse stores have been successful particularly when located near home center stores such as Home Depot, Home Quarters, and Lowes.

         Our stores primarily carry woodworking power and hand tools and accessories. We select products based on quality, value, durability, historic product demand, safety and customer appeal. We constantly monitor our customers' product preferences through inventory and sales data provided by our computer system and catalog operations.

         Our stores and catalog each serve a wide range of woodworking tool customers, from home workshop enthusiasts to professionals. Our customers are seeking hand and power tools to help them with a wide variety of activities, including home construction and remodeling, cabinet and furniture making and other woodworking projects. Our customers are generally experienced in woodworking and carpentry and desire high quality brand name tools. We attract professionals who are buying tools for use in their trade. To all our customers we offer professional tools, knowledgeable sales people and fast in-and-out service. We also offer tool repair that we contract out to an outside service company.

Business Segments

Retail Operations

         We design our stores to be destination stores and maximize convenience to our customers by providing ample parking and fast in-and-out service. Ninety-six of our stores are located in strip malls and two are in free-standing buildings.

         At February 23, 2002, we operated 98 Woodworkers Warehouse stores located as follows: 26 in New York, 13 in Pennsylvania, 17 in Massachusetts, 13 in New Jersey, nine in New Hampshire, seven in Connecticut, seven in Maine, three in Delaware, two in Rhode Island, and one in Vermont.

         We train our store employees to explain and demonstrate to customers the use and operation of our merchandise and to develop good salesmanship. Skills are enhanced through on-the-job training and Company-developed manuals. Sales personnel attend in-house training sessions conducted by experienced salespeople or manufacturer representatives and receive sales, product and other information in periodic meetings with managers.

Catalog Operations

         Until Fiscal 1999, we produced four versions of each of the Trend-Lines and Golf Day catalogs annually. After filing for bankruptcy, in Fiscal 2000, we produced one version of each of the Trend-Lines and Golf Day catalogs, and mailed approximately 8 million copies of our Trend-Lines catalog and approximately 5 million copies of our Golf Day catalog. In Fiscal 2001, we renamed our catalog Woodworkers Warehouse, produced only one version of our catalog and mailed it to 1.2 million customers. As of February 23, 2002, our catalog mailing list totaled approximately 2.2 million customers (comprised of selected previous buyers), and is supplemented with various rented lists. We mail catalogs to prospective purchasers throughout the United States.

         We send catalogs to persons on our mailing list, persons who have requested them, and persons on lists which we rent from or exchange with compatible companies. We continually prospect for new customers by testing new mailing lists, media and other programs to cost-effectively increase the size of our proprietary customer mailing lists. We also strive to generate more incremental revenue from existing customers. We analyze what we sell at our retail stores and in our catalog, and based on this analysis and through our merchandising and inventory system we monitor the mix of products to maximize profitability and satisfy our customers' needs.

         We maintain a sophisticated call management distribution system via our incoming toll-free "800" numbers. This system distributes catalog orders and customer inquiries to trained customer service representatives, and provides detailed call reporting and analysis. Currently, we use an outside fulfillment center to receive and transmit catalog orders. We also provide technical assistance to our customers, on a toll-call basis. We usually ship orders within 48 hours after receipt, and offer express delivery. We design our catalogs in-house with desk top publishing equipment.

         For Financial Information on our segments please see note 15 of our Financial Statements which are attached as an exhibit to the Form 10-K.

Marketing and Advertising

         We track the results of all advertising to determine future advertising programs and expenditures.

         We promote retail store sales primarily through special store promotions, direct mail circulars, geographically concentrated newspaper and radio advertising, and point-of-sale materials posted and distributed in our stores. We use extensive special product promotions and sales, combination offers, coupons, and other devices to attract customers. We promote catalog sales by catalog mailings.

E-Commerce

         We launched our WoodworkersWarehouse.com, GolfDay.com and Trend-Lines.com websites in Fiscal 1999. In Fiscal 2000, we discontinued the GolfDay.com and Trend-Lines.com websites. Our WoodworkersWarehouse.com website augments our other promotional activities and demonstrates our e-commerce capabilities. We take orders and make sales on our website, but website sales are not material to our operations.

Suppliers

         The power and hand tool and accessory business relies on major vendors with well-known brand names, as well as smaller specialty vendors. In Fiscal 2001, one of our vendors accounted for approximately 31.5% of our purchases. We believe our vendor relationships are satisfactory.

         In Fiscal 2001, we purchased approximately 6.0% of our products from overseas vendors. A substantial portion of the tool products sold under our private labels are purchased from overseas vendors, a majority of which are from Taiwan and, to a lesser extent, Korea, China, England, Hong Kong, Sweden, Japan and Germany. This portion of our business is subject to the risks generally associated with conducting business abroad, including adverse fluctuations in currency rates, changes in import duties or quotas, the imposition of taxes or other charges on imports, and disruptions or delays in shipment or transportation. To date, these factors have not had a material adverse impact on our operations.

Product Distribution

         During Fiscal 2000 and for much of Fiscal 2001, our primary distribution facility was a leased 286,000 square foot center in Revere, Massachusetts, which is just outside of Boston. The facility also housed our corporate offices and customer service operation during Fiscal 2000. In August 2001, we terminated the Revere lease and moved our corporate offices to Lynn, Massachusetts and our distribution center to a 99,000 square foot center in Amesbury, Massachusetts. The distribution center serves both our catalog and retail stores. We have located our distribution center near our stores to reduce labor and freight costs. We maintain and restock inventories promptly and efficiently from our new distribution center.

         Two prior leases, one in Chelsea, Massachusetts for 51,000 square feet and one for a 48,000 square foot distribution center in Hayward, California for our Post Tool stores, were terminated before our emergence from bankruptcy as part of our reorganization.

Management Information Systems

         We have invested significant resources in our management information systems. These systems, based in our headquarters, consist of a full range of retail, financial and merchandising systems and include inventory distribution and control, order fulfillment and inventory replenishment, staffing, sales and marketing analyses and financial and merchandise reporting. We also have an in-store point-of-sale computer system which provides operational data to management on a daily basis that we use to track sales and forecast inventory requirements and an inventory control system which provides for automated replenishment of merchandise to each of our stores. Our inventory control system allows us to consider store sales through the close of business of the previous day when processing weekly store replacement.

         We also have a catalog management information system which supports our entire catalog cycle from purchasing merchandise and planning, through merchandise sales and delivery to customers' homes. The system allows us to manage our catalog customer database of approximately two million customers.
By tracking and analyzing our catalog database we can:

            o focus our catalog mailings on persons more likely to purchase our products;

            o     analyze merchandise trends and buying patterns; and

            o     track the effectiveness of customer promotional merchandising.

Competition

         We experience competition in all aspects of our business operations, including competition for customers, locations and products and in other important aspects of our business. Our primary competitors include electrical, plumbing and building materials supply houses, lumber yards, home improvement stores and other local, regional or national hardware stores, as well as discount department stores and any other channel of distribution that offers products that we sell. Our business is highly competitive, and we may face new types of competitors if we enter new markets or lines of business.

         Many of our competitors are substantially larger and have greater financial and other resources. The entrance of new competitors or the expansion of operations by existing competitors in our market areas could have a material adverse effect on our results of operations.

         We believe we can compete effectively on the basis of price, selection and service, all of which allow us to attract customers to our stores. We believe we differentiate ourselves from most of our competitors through our innovative and intelligent customer service system and the breadth and depth of our product selection.

Registered Trademarks and Service Marks

         We have registered the following trademark: Woodworkers Warehouse(R). We intend to continue to register, when we deem it appropriate, trademarks, trade names and service marks.

Regulatory Matters

         Our catalog business is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission, which prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail order sales, and require sellers of mail order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. Management believes we are in compliance with such regulations.

Employees

         We rely on many part-time, flex-time and seasonal employees to meet our needs. At February 23, 2002, we employed 604 persons, of whom 412 were full-time and 192 were part-time. We consider our employee relations to be satisfactory.

Subsequent Events

         On July 29, 2002 we named Rick C. Welker as our new chief financial officer replacing Ronald Franklin. As of August 1, 2002, Mr. Franklin is no longer with us.

ITEM 2. PROPERTIES

New Corporate Headquarters and Distribution Center

         On June 29, 2001 we assigned the lease of our then principal executive offices and distribution center in Revere, Massachusetts for $4,500,000, and the assumption of some of our outstanding obligations. The Revere lease was for an aggregate of approximately 286,000 square feet.

         At the same time, we leased property for both a new warehouse and distribution center and a new corporate headquarters. We entered into a lease for a location in Amesbury, Massachusetts for our new warehouse and distribution center, and a lease with for a location in Lynn, Massachusetts for our new corporate headquarters. The fiscal 2002 annualized rent, square footage and expiration of the term of these leases are set forth in the following table.


Lease                           Square Footage               Fiscal Year 2002             Expiration of Term
                                                             Annualized Rent
Amesbury, MA                    99,000                       $420,756                     August 31, 2006
Lynn, MA                        11,700                       $169,650                     November 30, 2006


         Two leases, one for a 51,000 square foot warehouse in Chelsea, Massachusetts and one for a 48,000 square foot distribution center in Hayward, California for our Post Tool stores, were terminated prior to our emergence from bankruptcy as part of our reorganization in Fiscal 2001.

         We currently own property located at 1 Batchelder Road, Seabrook, New Hampshire (the "Seabrook Property"). The Seabrook Property is a 9,070 square foot building. A portion of the premises was formerly used as a Golf Day store. Approximately 5,000 square feet of the premises continues to be used as a Woodworkers Warehouse store. Bank of America has a mortgage on the Seabrook Property as security for amounts due to it under our credit facility.

         At February 23, 2002, we operated 98 stores, all but one of which were leased. The typical lease provides for an initial term of five to ten years, with renewal options permitting us to extend the term. In each case, we pay fixed annual rent. Ninety percent of our leases provide for an increase in annual fixed rental payments during the lease term and allow us to terminate the lease before the end of the term without penalty if we give proper notice. Most leases require us to pay real estate taxes, maintenance and repair costs, insurance, utilities and, in shopping center locations, to make contributions toward common area operating costs. At February 23, 2002, our leases, excluding lease renewal options, were scheduled to expire as follows:


                       Calendar             Number of Store Leases
               Year Lease Terms Expire             Expiring
                         2002                          6
                      2003-2004                       29
                      2005-2006                       33
                    2007 and later                    30


ITEM 3. LEGAL PROCEEDINGS

         We filed a petition in the United States Bankruptcy Court for the District of Massachusetts under Chapter 11 of the United States Bankruptcy Code on August 11, 2000. The First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors dated as of September 7, 2001, as modified by the Joint Motion to Approve Nonmaterial Modification to the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors was confirmed by the Bankruptcy Court on October 17, 2001, with an effective date of October 29, 2001. On the effective date, we emerged from bankruptcy and merged into our wholly-owned subsidiary, Woodworkers Warehouse, Inc. Woodworkers Warehouse, Inc. became the surviving corporation. A final decree has not been entered at this time, and such a decree is delayed by, among other things, the fact that we have not issued the shares of common stock to our unsecured creditors as a result of several claims that remain pending.

         Management believes that except for the bankruptcy, any other legal actions that are pending against the Company have arisen in the ordinary course of business and that the liability which may result from any such action would not have a material adverse impact on our consolidated financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

         Until September 12, 2000, our Class A Common Stock was included in the Nasdaq National Market under the symbol "TRND." Prior to June 23, 1994, there was no public market for the Class A Common Stock. On September 12, 2000 our Class A Common Stock was delisted because we did not meet the listing requirements of the Nasdaq National Market.

         On our reorganization and emergence from bankruptcy on October 29, 2001, all of our Class A Common Stock, as well as our Class B Common Stock, treasury stock, preferred stock and outstanding stock options under the 1993 Employee Stock Option Plan and the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors were cancelled. Under the plan, we are required to issue 5,280,000 shares of new common stock pro rata to our general unsecured creditors to pay pre-petition liabilities and 360,000 shares of new common stock to management. As of the date of this Form 10-K, these shares had not yet been issued. When the shares are issued they will be deemed to have been issued as of October 29, 2001.

          The table which follows sets forth the high and low sales prices for our Class A Common Stock for the periods prior to October 29, 2002 and for our new Common Stock after October 29, 2001. Since October 29, 2001 our stock has not traded. Quotations listed for periods after September 12, 2000 were quoted by a dealer participating in the over-the-counter market and may not reflect actual retail sales. Quotations listed for periods prior to September 12, 2000 are as reported by the Nasdaq National Market.

         For the above reasons, we do not believe that the historical results in the table which follow are indicative of the future performance of our common stock when such stock is issued.

                                                                High        Low
           Fiscal Year Ended February 23, 2002
                  First Quarter                                 $.01        $.01
                  Second Quarter                                $.01        $.01
                  Third Quarter prior to October 29, 2002       $.01        $.01
                  Third Quarter after October 29, 2002           *           *
                  Fourth Quarter                                 *           *

           Fiscal Year Ended February 24, 2001
                  First Quarter                                $2.09       $1.19
                  Second Quarter                               $1.63       $0.31
                  Third Quarter                                $0.13       $0.02
                  Fourth Quarter                               $0.07       $0.02

           Fiscal Year Ended February 26, 2000
                  First Quarter                                $3.06       $1.88
                  Second Quarter                               $3.06       $1.88
                  Third Quarter                                $2.41       $1.44
                  Fourth Quarter                               $2.25       $1.28


* There has been no active market for our common stock since our emergence from bankruptcy.

         At August 1, 2002 there were no shares of our common stock issued and outstanding. Under the Plan, we are required to issue 5,280,000 shares of common stock to our general unsecured creditors and 360,000 shares of common stock to management, effective as of October 29, 2001. We do not at this time know how many holders of record there will be when we issue our common stock.

Dividends

         We intend to retain our earnings to finance the development of our business and for working capital purposes, and therefore we do not anticipate paying any cash dividends in the foreseeable future. We have never declared or paid any dividends. In addition, our current credit facility restricts our ability to pay cash dividends.

Equity Compensation Plan Information


                                        (a)                        (b)                        (c)
                              Number of Securities to       Weighted-average         Number of Securities
                              be issued upon exercise       exercise price of       remaining available for
                              of outstanding options      outstanding options,       future issuance under
                                                           warrants and rights        equity compensation
                                                                                       plans (excluding
                                                                                    securities reflected in
                                                                                          Column (a))
Equity Compensation plans
approved by stockholders                   ---                       ---                      ---

Equity Compensation plans
not approved by
stockholders                         1,102,600                    $ 0.26                  397,400

Total                                1,102,600                    $ 0.26                  397,400


         Effective November 27, 2001, we established a long term incentive plan ("Incentive Plan") which provides for the granting of stock options, stock appreciation rights and restricted stock. We reserved 1,500,000 shares of common stock for awards under the Incentive Plan. The Incentive Plan and the shares reserved for issuance under the Incentive Plan were approved by the Bankruptcy Court. Under the Incentive Plan, stock options are granted at 100% of the fair market value of the common stock on the date of the grant. We determined that our fair market value was $0.26 per share for each share we are required to issue under the Plan. The per share value is equal to our value as determined by an independent third party after a valuation performed in conjunction with our emergence from bankruptcy. All options thus far granted vest over three years with 33% vesting on each anniversary of the grant. All vested options shall be exercisable for a period of ten years from date of grant. As of July 1, 2002 there were no currently exercisable options.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to the Company for each of the last five fiscal years.

We emerged from Chapter 11 bankruptcy on October 29, 2001 following a reorganization which included the sale of certain non-core businesses and a merger with Trend-Lines, Inc., our sole parent, in which we were the surviving entity. For financial reporting purposes, October 27, 2001 was considered the emergence date as it was a period end and activity for the two days was immaterial. For financial reporting purposes, Fiscal 2001 has been segregated into two periods: the four months ended February 23, 2002 for the "successor company" and the eight months ended October 27, 2001 for the "predecessor company". Upon our emergence from bankruptcy, we adopted fresh start accounting. Our financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 required us to use the purchase method of accounting and therefore, we recorded the fair value of assets and assumed liabilities of the reorganized company at October 27, 2001. Accordingly, the accompanying balance sheet as of February 23, 2002 is not comparable in certain material respects to such balance sheet as of any prior period since the balance sheet as of February 23, 2002 is that of a reorganized entity.

                             Selected Financial Data
    (in thousands, except for: per share amounts, number of shares and number of stores)

                                Successor        Predecessor        Predecessor       Predecessor     Predecessor     Predecessor
                               Four Months      Eight Months        Fiscal Year       Fiscal Year     Fiscal Year     Fiscal Year
                                  Ended             Ended              Ended             Ended           Ended           Ended
                              February 23,       October 27,       February 24,      February 26,     February 27,   February 28,
                                  2002              2001               2001              2000             1999           1998
Net sales                    $     44,822     $       66,294     $      154,709     $    178,183     $    176,388    $    167,451
Cost of sales                      30,998             47,096            110,998          123,823          124,461         117,924
                             ------------     --------------     --------------     ------------     ------------    ------------
     Gross profit                  13,824             19,198             43,711           54,360           51,927          49,527
Selling, general and
  administrative expenses          13,466             25,368             58,510           49,684           53,732          42,849
Reorganization charges                -                1,645              2,292               -              -              -
                             ------------     --------------     --------------     ------------     ------------    ------------

     Operating income
     (loss)                           358             (7,815)           (17,091)           4,676           (1,805)          6,678
Interest expense, net                 472              2,298              5,171            4,771            3,474           2,351
                             ------------     --------------     --------------     ------------     ------------    ------------
(Loss) income before income
taxes, discontinued
operations and
extraordinary items                  (114)           (10,113)           (22,262)             (95)          (5,279)          4,327
Provision for income taxes            -                   -                 -                (25)           1,723          (1,688)
                             ------------     --------------     --------------     -------------    ------------    -------------
(Loss) income before
discontinued operations
and extraordinary items              (114)           (10,113)           (22,262)            (120)          (3,556)          2,639
Discontinued operations:
  Loss on disposal                    -                 (279)           (21,854)              -              -              -
  (Loss) income from
     discontinued
     operations                       -                  -               (8,975)          (7,466)          (3,855)          1,809
                             ------------     --------------     ---------------    -------------    -------------   ------------
Loss before extraordinary
items                                (114)           (10,392)           (53,091)          (7,586)          (7,411)          4,448
Extraordinary gain -
cancellation of debt                  -               38,607               -                  -              -              -
                             ------------     --------------     --------------     ------------     ------------    ------------

Net (loss) income            $       (114)    $       28,215     $      (53,091)    $     (7,586)    $     (7,411)   $      4,448
                             =============    ==============     ===============    =============    =============   ============

Basic and diluted loss
per share:
  Loss before discontinued
  operations and
  extraordinary items        $      (0.02)             *                  *                 *                *               *
  Discontinued operations             -                *                  *                 *                *               *
  Extraordinary gain                  -                *                  *                 *                *               *
                             ------------     --------------     --------------     ------------     ------------    ------------

Net Loss                     $      (0.02)             *                  *                 *                *              *
                             =============    ==============     ===============    =============    =============   ============

Weighted average shares
outstanding - basic and
diluted                         5,640,000              *                  *                 *                *              *
                             =============    ==============     ===============    =============    =============   ============
*EPS for the Predecessor
 Company is not meaningful.

Balance Sheet Data:
Total assets                 $     41,410     $       71,543     $       80,942     $    148,908     $    146,787    $    127,803
Current liabilities          $     37,953     $      100,872     $      101,176     $    115,859     $    105,533    $     79,034
Long-term liabilities        $      2,083     $        1,293     $          -       $        193     $        808    $      1,012
Net Assets                   $      1,374     $      (30,622)    $      (20,234)    $     32,856     $     40,446    $     47,757
Working Capital              $     (2,974)    $      (41,280)    $      (34,132)    $     (5,011)    $      2,339    $     44,342

Operating Data:
Number of stores at end of
period                                 98                 99                131              148              149             133
Net store sales              $     42,534     $       63,266     $      140,917     $    156,903     $    148,444    $    133,000
Net catalog sales            $      2,288     $        2,668     $       13,792     $     21,280     $     27,944    $     34,451

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Our accounting policies are provided on pages F-8 through F-12 of this Form 10-K. We believe the most critical accounting policies are Revenue Recognition, Inventories, Prepaid Catalog Expenses, Lease Interest, and Income Taxes. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The application of US GAAP relative to our critical accounting policies requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, financial statement disclosure concerning contingent assets and liabilities and revenue and expenses during the reporting period. We review estimates and assumptions used in the application of US GAAP on a regular basis. However it is possible that these estimates and assumptions may change and this change could be material to our financial position. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Revenue Recognition

Revenue from retail operations is recognized at the time of sale. Revenue from catalog sales is recognized upon shipment to the customer. Allowance for sales returns, a component of net sales, is booked in the period in which the related sales are recorded. An allowance of $70,000 has been recorded as of February 23, 2002. Income received from memberships sold to our catalog customers is deferred over the period of the related membership.

Inventories

Merchandise inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. Under fresh start accounting, we recorded a $2.2 million write-down of inventory at October 27, 2001 to record the balance at its estimated net realizable value. The balance at February 23, 2002 in our total lower of cost or market reserve was $0.6 million. If actual market conditions are less favorable than those projected by our management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

Prepaid Catalog Expenses

We capitalize direct costs relating to the production and distribution of our mail-order catalogs. These costs are charged to operations over the period during which revenues are derived from the mailings, which is predominately one year or less from the date of mailing. The prepaid catalog balance at February 23, 2002 was $267,297.

Lease Interest

Lease interest represents the fair value assigned to our lease rights under fresh start accounting and is being amortized as a charge to rent expense over the remaining lease terms. Accumulated amortization was $166,239 at February 23, 2002. The recoverability of the carrying value of lease interest is dependent on our ability to generate sufficient future cash flows from operations at each leased site, or in the case of a sale or disposition of a lease or leases, the continuation of similar favorable market rents. Accordingly, recoverability of this asset could be significantly affected by future economic market and competitive factors and is subject to the inherent uncertainty associated with estimates.

Income Taxes

We account for income taxes under Statement of Financial Standards No. 109 "Accounting for Income Taxes." Accordingly, we record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application.

Fresh start reporting required us to restate our assets and liabilities to reflect their reorganization value, which approximates fair value at the date of our reorganization. In so restating, we were required to allocate reorganization value to our assets based upon their estimated fair values. Each liability existing on the date the Plan was confirmed by the Bankruptcy Court, other than deferred taxes, was stated at the present value of the amount to be paid.

Our reorganization value of $1,488,000 was $400,000 less than the fair value of net assets. In accordance with the purchase method of accounting, the excess of the revalued net assets over the reorganization value (negative goodwill) was allocated to reduce proportionately the value assigned to noncurrent assets. The calculated value of the reorganized company was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond our control.

Overview

We adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), during the third quarter of Fiscal 2001. The adoption resulted in a change in the basis of accounting in our underlying assets and liabilities as of October 29, 2001, the date of our emergence from Bankruptcy. On October 29, 2001, Trend-Lines, Inc. (the "Predecessor Company") merged into its wholly owned subsidiary, Woodworkers Warehouse, Inc., with Woodworkers Warehouse, Inc. being the surviving corporation emerging from bankruptcy (for purposes of reflecting the financial reporting period following our emergence from bankruptcy, the "Successor Company"). For financial reporting purposes, October 27, 2001 was considered the emergence date as it was a period end and activity for the two days was immaterial. Fresh start reporting required us to restate our assets and liabilities to reflect their reorganization value, which approximates their fair value at the date of the reorganization. In so restating, SOP 90-7 required us to allocate our reorganization value to our assets based upon their estimated fair values. Accordingly, the Fiscal 2001 and Fiscal 2000 financial statements are not comparable. For financial reporting purposes, Fiscal 2001 has been segregated into two periods: the eight months ended October 27, 2001 (the "Predecessor Company Period") and the four months ended February 23, 2002 (the "Successor Company Period"). For purposes of our Management's Discussion and Analysis, we have combined the actual results of operations for the Predecessor Company and the Successor Company, as pro forma combined 2001 ("Pro Forma Combined Fiscal 2001") operating results to present a more meaningful comparative analysis to prior fiscal year operating results. The Predecessor Company and Successor Company financial information is from our Consolidated Financial Statements and no additional adjustments have been made to the Pro Forma Combined Fiscal Year 2001 financial information. In addition to the basis in accounting differences noted above, our operating results for Pro Forma Combined Fiscal 2001, Fiscal 2000 and Fiscal 1999 were significantly impacted by items associated with our bankruptcy including extraordinary debt forgiveness, and restructuring activities.


                                                 Successor      Predecessor
                                                  Company         Company                                           Predecessor
                                                Four Months     Eight Months      Pro Forma        Predecessor        Company
                                                   Ended           Ended           Combined          Company        Fiscal Year
                                               February 23,     October 27,    Fiscal Year 2001  Fiscal Year 2000       1999
                                                   2002             2001
Net sales                                     $    44,822     $     66,294     $     111,116    $     154,709      $    178,183
Cost of sales                                      30,998           47,096            78,094          110,998           123,823
                                              -----------     ------------     -------------    -------------      ------------

     Gross profit                                  13,824           19,198            33,022           43,711            54,360

Selling, general and administrative expenses       13,466           25,368            38,834           58,510            49,684
Reorganization charges                               -               1,645             1,645            2,292                -
                                              -----------     ------------     -------------    -------------      ------------

     Operating income (loss)                          358           (7,815)           (7,457)         (17,091)            4,676

Interest expense, net                                 472            2,298             2,770            5,171             4,771
                                              -----------     ------------     -------------    -------------      ------------

Loss before income taxes, discontinued
   operations and extraordinary items                (114)         (10,113)          (10,227)         (22,262)              (95)
Provision for income taxes                           -                  -                -                -                 (25)
                                              -----------     ------------     -------------    -------------      ------------
Loss before discontinued operations and
extraordinary items                                  (114)         (10,113)          (10,227)         (22,262)             (120)
Discontinued operations:
   Loss on disposal                                  -                (279)             (279)         (21,854)               -
   Loss from discontinued operations                 -                  -                -             (8,975)           (7,466)
                                              -----------     ------------     -------------    -------------      ------------

Loss before extraordinary items                      (114)         (10,392)          (10,506)         (53,091)           (7,586)
Extraordinary gain - cancellation of debt            -              38,607            38,607             -                   -
                                              -----------     ------------     -------------    -------------      ------------

Net (loss) income                             $      (114)    $     28,215     $      28,101    $     (53,091)     $     (7,586)
                                              ===========     ============     =============    =============      =============

Results of Operation

Pro Forma Combined Fiscal 2001 compared to Fiscal 2000

         All references to Fiscal 2001 numbers are to numbers derived from Pro Forma Combined Fiscal 2001 detailed above. Fiscal 2001 ended on February 23, 2002; Fiscal 2000 ended on February 24, 2001; Fiscal 1999 ended on February 26, 2000.

         Net sales for Fiscal 2001 decreased by $43.6 million or 28.2% from $154.7 million for Fiscal 2000 to $111.1 million for Fiscal 2001. Net retail sales for Fiscal 2001 decreased $34.7 million or 24.6% from $140.9 for Fiscal 2000 to $106.2 million for Fiscal 2001. Net catalog sales for Fiscal 2001 decreased $8.8 million or 63.8% from $13.8 million for Fiscal 2000 to $5.0 million for Fiscal 2001. Decrease in revenue of retail stores is attributable to planned reduction in the number of retail stores and various adversities due to our bankruptcy proceedings, including the closing of 13 Woodworkers Warehouse Stores and the discontinuance of our Post Tool operations. The decrease in net catalog sales was attributable to a decrease in the number of catalogs mailed from $1.2 million in Fiscal 2000 to $0.8 million in Fiscal 2001.

         Gross profit for Fiscal 2001 decreased by $10.7 million or 24.5% from $43.7 million for Fiscal 2000 to $33.0 million for Fiscal 2001. This decrease is a result of our shedding non-core businesses, closing 13 Woodworkers Warehouse stores, and reducing the number of catalogs we mail. In addition, under fresh start accounting, we adopted full absorption accounting for distribution cost and vendor rebates directly related to inventory purchases. As a result of this adoption, we increased our cost of goods sold for distribution costs and reduced our costs of goods sold for vendor rebates which resulted in a net increase of $0.8 to costs of goods sold. We capitalized a portion of these costs and rebates to inventory based upon inventory turns.

         As a percentage of net sales, gross profit increased from 28.3% for Fiscal 2000 to 29.7% for Fiscal 2001. During Fiscal 2000 we maintained an aggressive promotional selling strategy to maximize cash and inventory levels, to enhance product mix in the stores, and to increase turns. The gross margin percentage increase was negatively impacted by reduced catalog sales which traditionally have higher gross margin than retail sales.

         Selling, general and administrative expenses for Fiscal 2001 decreased $19.7 million or 33.7% from $58.5 million for Fiscal 2000 to $38.8 million for Fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased 2.9%, from 37.8% of net sales in Fiscal 2000 to 34.9% of net sales in Fiscal 2001. The decrease in selling, general and administrative expenses was primarily due to the reduction of expenses in connection with our reorganization and the change to recording distribution cost and vendor rebates in costs of goods sold under fresh start accounting. In addition, we converted fixture and equipment leases from operating leases to capital leases. As a result, operating lease expense decreased substantially.

         Reorganization charges were $1.6 million for Fiscal 2001 compared to $2.3 million for Fiscal 2000, a decrease of $0.7 million. The reorganization charges were directly associated with the Chapter 11 proceedings including professional fees, the loss on disposal of Post Tool offset by the sale of leased assets. There were no additional expenses related to the Chapter 11 reorganization proceedings after the emergence date of October 29, 2001.

         Due to the impact of the results described above, our operating loss decreased from $17.1 million in Fiscal 2000 to $7.5 million in Fiscal 2001, a decrease of $9.6 million.

         Interest expense, net of interest income, for Fiscal 2001 decreased by 46.2% or $2.4 million from $5.2 million in Fiscal 2000 to $2.8 million in Fiscal 2001. The change in interest expense was attributable to the decrease in the average amount outstanding under our credit facility.

         On August 11, 2000, we disposed of our golf business resulting in a loss on disposal of $21.8 million and we recorded a loss from discontinued operations of $9.0 million in Fiscal 2000. In Fiscal 2001, an additional loss on disposal of Golf Day of $0.3 million was recorded.

         In Fiscal 2001, we had an extraordinary gain of $38.6 million as a result of cancellation of debt related to the reorganization plan.

         The net income for Fiscal 2001 was $28.1 million compared to a net loss of $53.1 million for Fiscal 2000, an increase of $81.2 million.

Fiscal 2000 versus Fiscal 1999

         Net sales for Fiscal 2000 decreased by $23.4 million, or 13.2%, from $178.2 million for Fiscal 1999 to $154.7 million for Fiscal 2000. Net retail sales for Fiscal 2000 decreased $16.0 million, or 10.2%, from $156.9 million for Fiscal 1999 to $140.9 million for Fiscal 2000. Net catalog sales for Fiscal 2000 decreased $7.6 million, or 35.6%, from $21.3 million for Fiscal 1999 to $13.7 million for Fiscal 2000. The decrease in revenue of retail stores is attributable to various adversities due to our bankruptcy proceedings. The decrease in net catalog sales was attributable to a decrease in the number of catalogs mailed during the year from 9.7 million in Fiscal 1999 to 1.2 million in Fiscal 2000.

         Gross profit for Fiscal 2000 decreased $10.7 million, or 20%, from $54.4 million for Fiscal 1999 to $43.7 million for Fiscal 2000. As a percentage of net sales, gross profit decreased from 31% for Fiscal 1999 to 28% for Fiscal 2000. This is primarily a result of our changing sales mix, and a decrease in gross profit percentage in both the retail and catalog business.

         Selling, general and administrative expenses for Fiscal 2000 increased $8.8 million, or 17.8%, from $49.7 million for Fiscal 1999 to $58.5 million for Fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased 9.9% from 27.9% of net sales in Fiscal 1999 to 37.8% of net sales in Fiscal 2000. The increases in selling, general and administrative expenses are primarily due to a reduction in cooperative advertising income in Fiscal 2000.

         Reorganization charges resulted in net charges of $2.3 million or 1.5% of net sales in Fiscal 2000. These net charges relate directly to our Chapter 11 proceedings and associated restructuring of operations and are discussed in Note 3 to the Consolidated Financial Statements.

         Due to the impact of the results described above, our operating income decreased from $4.7 million in Fiscal 1999 to a loss of $17.1 million in Fiscal 2000, a decrease of $21.8 million.

         Interest expense, net of interest income, for Fiscal 2000 increased by $0.4 million from $4.8 million in Fiscal 1999 to $5.2 million in Fiscal 2000. The change in interest expense was attributable to the increase in the average amount outstanding under our bank credit facility.

         On August 11, 2000, we disposed of our golf business. The consolidated financial statements of the Predecessor Company have been presented to reflect the disposition of the golf business in accordance with APB Opinion No. 30. Accordingly, revenues, expenses, and cash flows of the golf division have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. The net liabilities of the golf business have been reported as "Net current liabilities of discontinued operations" in the accompanying consolidated balance sheets; the net operating losses of the golf division have been reported as "Net loss from discontinued operations" in the accompanying consolidated statements of operations; the net loss from the disposal of the golf division has been presented as "Net loss on disposal"; and the net cash flows of the golf division have been reported as "Net cash used in discontinued operations" in the accompanying consolidated statements of cash flows. Net sales for the golf division were approximately $55,189,000 and $92,448,000 for Fiscal 2000 and Fiscal 1999.

         The net loss for Fiscal 1999 was $7.6 million compared to a net loss of $53.1 million for Fiscal 2000.

 Liquidity and Capital Resources

         All References to Fiscal 2001 numbers are to numbers derived from Pro Forma Combined Fiscal 2001 detailed below.

                                                           Successor     Predecessor
                                                            Company        Company
                                                          Four Months   Eight Months     Pro Forma
                                                             Ended          Ended         Combined
                                                          February 23,   October 27,    Fiscal Year      Fiscal     Fiscal
                                                              2002          2001            2001       Year 2000   Year 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $     (114)   $   28,215     $   28,101      $ (53,091)  $  (7,586)
 Add: Loss from discontinued operations                            -           279            279          8,975       7,466
 Loss on disposal of discontinued operations                       -             -              -         21,854           -
 Extraordinary gain - cancellation of debt                         -       (38,607)       (38,607)             -           -
                                                          -----------   -----------    -----------     ----------  ----------
     Net loss from continuing operations                        (114)      (10,113)       (10,227)       (22,262)       (120)
                                                          -----------   -----------    -----------     ----------  ----------

Net cash from operating activities                             3,293         9,805         13,098         28,674      (3,188)
Net cash from discontinued operations                              -        (1,089)        (1,089)         5,885      (6,894)
                                                          ----------    -----------    -----------     ---------   ----------

    Net cash from operating activities
     (before reorganization expenses)                          3,293         8,716         12,009         34,559     (10,082)
                                                          ----------    ----------     ----------      ---------   ----------

Operating cash flows from reorganization items:
Professional fees paid by services rendered in
bankruptcy                                                         -        (2,502)        (2,502)        (1,658)          -
Interest income received                                           -           332            332            462           -
Other reorganization expenses paid                                 -           525            525         (1,096)          -
                                                          -----------   -----------    -----------     ----------  ----------
Net cash used by reorganization items                              -        (1,645)        (1,645)        (2,292)          -
                                                          -----------   -----------    -----------     ----------  ----------

     Net cash from operating activities                        3,293         7,071         10,364         32,267     (10,082)
                                                          ----------    ----------     ----------      ---------   ----------

     Net cash from investing activities                         (323)         (201)          (524)          (636)     (3,585)
                                                          -----------   -----------    -----------     ----------  ----------

     Net cash from financing activities                      (15,311)      (12,348)       (27,659)       (14,347)     14,181
                                                          -----------   -----------    -----------     ----------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (12,341)       (5,478)       (17,819)        17,284         514

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                12,860        18,338         18,338          1,054         540
                                                          ----------    ----------     ----------      ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $      519    $   12,860     $      519      $  18,338   $   1,054
                                                          ==========    ==========     ==========      =========   =========

         Our primary ongoing cash requirements are for seasonal and new store inventory purchases and capital expenditures. Our primary sources of funds for our business activities are cash flow from operations and borrowings under our revolving credit facility.

         Our working capital deficit decreased by $31.1 million, from a deficit of $34.1 million as of February 24, 2001 to a deficit of $3.0 million as of February 23, 2002. The increase in working capital resulted primarily from the cancellation of debt under the plan, the reduction in inventory as a result of store closings and improved inventory turns and revaluation of fixed assets under fresh start accounting.

         Cash flow generated from store operations provides a source of liquidity. Cash provided by operating activities was $10.4 million for Fiscal 2001 as compared to $32.3 million for Fiscal 2000. The primary provider of the cash in Fiscal 2001 was a $12.6 million decrease in inventories, and a $7.9 million increase in post petition accounts payable. We also offset a $10.1 million increase in pre-petition accounts payable by a $9.8 million increase in accounts receivable (we classified approximately $8.9 million in vendor rebates receivable as accounts payable at February 24, 2001, which we wrote off as part of our cancellation of debt upon our emergence from bankruptcy). Our cash was offset by a net loss from continuing operations of $10.3 million.

         The net cash used in investing activities was approximately $0.5 million in Fiscal 2001 compared to $0.6 million in Fiscal 2000. The main use of cash for investment in Fiscal 2001 was primarily for the purchase of equipment required for relocation of our headquarters and distribution center.

         Capital expenditures include costs for the relocation of our headquarters and distribution center, new store openings, store remodels and other basic capital needs. These expenditures fluctuate from year to year primarily as a result of the timing of new store capital spending and the number of stores remodeled. Our capital expenditures were $0.5 million during Fiscal 2001, $0.6 million during Fiscal 2000 and $3.8 million during Fiscal 1999. We expect total capital expenditures for Fiscal 2002 to be approximately $0.5 million. This estimate includes store remodeling spending as well as base capital needs.

         The net cash used in financing activities was approximately $27.6 million in Fiscal 2001 and $14.3 million in Fiscal 2000, primarily attributable to reduced net borrowings under bank credit facilities. During Fiscal 2001 we made principal payments on our old bank credit facility of $5.0 million and $7.5 million on April 2, 2001 and September 17, 2001. In addition, upon emergence from bankruptcy we paid off the old bank credit facility and entered into the new facility resulting in a decrease in principal of $12.3 million.

         We maintain a $30 million senior secured revolving credit line with Bank of America. The borrowing base under the credit line commitment is based on the following formula: the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidated value of the inventory from an appraiser acceptable to Bank of America, plus 50% of the value of inventory covered by merchandise letters of credit plus 85% of the value of eligible credit card and trade accounts receivable plus $600,000 through October 31, 2002 and $500,000 thereafter against the value of the Successor's Seabrook, NH facility until the facility is sold. The credit facility is secured by substantially all of our assets. Amounts borrowed under the credit line bear interest at an annual rate equal to LIBOR plus 3.25% (5.08% at July 2, 2002) or the bank reference rate plus 1.00% (5.75% at July 2, 2002) at our option. We may select the rate every month. The amount available at July 1, 2002, based on the borrowing base under the credit line was $24.4 million, of which $23.5 million was drawn. The agreement requires us to maintain a fixed charge coverage (our income before interest, depreciation, amortization and taxes over fixed charges defined as interest on our long term debt) ratio of .75:1.00 for the three fiscal quarters ending August 2002 and .90:1.00 for the four fiscal quarters ending November 2002 and other non financial covenants. As of August 1, 2002, we were in compliance with all the covenants. We are also required to have $3.0 million of availability under the facility after we pay the $2.0 million that we are required to pay to settle pre-petition general unsecured claims. The total availability at February 23, 2002 was approximately $3,800,000. The agreement was amended on August 22, 2002 to fix the overadvance portion of the availability at $1,167,000 through October 31, 2002 at which time the overadvance availability will decrease monthly by $233,000 until the overadvance availability is reduced to zero. The credit facility currently has an expiration date of, and the outstanding balance matures on, October 29, 2003. The credit facility is classified as a current liability due to the agreement including a subjective acceleration clause and an agreement to maintain blocked account arrangements.

         Under the Plan, we are required to pay to general unsecured creditors their pro rata share of $2,000,000 in addition to 5,280,000 shares of new common stock. Due to delays in the processing and settlement of certain unsecured claims and restrictions under our credit facility, we have, after consultation with the holders of a majority in dollar value of the claims, deferred making this payment and can make no assurance as to when or if we will make such payment. Even if we settled the remaining unsecured claims we would not be able to make any payments to these creditors because of availability restrictions under our bank facility. We are actively seeking a new credit facility, in part to increase our borrowing base so that we may make this deferred payment, but cannot guarantee that we will be able to obtain one and that if we do obtain a new credit facility that it will be on terms favorable to us.

         Provided the holders of the $2,000,000 of claims continue to permit deferral of their payment, we anticipate we will be able to satisfy our working capital requirements, planned capital expenditures, and debt service requirements with proceeds from cash flows from operations, borrowings under our $30 million revolving credit facility and other sources of financing. We expect to generate adequate cash flows from operating activities to sustain current levels of operations.

Contractual Cash Obligations


                                                  Less than         1-3 Years        More than 3            Total
                                                   1 Year                               Years
Credit Facility                                  $20,878,000                --                --          $20,878,000
Capital Leases                                    $1,421,000        $1,910,000          $416,000           $3,747,000
Operating Leases (including rent)                 $6,485,000       $12,072,000       $52,286,000          $70,843,000
Payments to Unsecured Creditors                   $2,000,000                --                --           $2,000,000
                                                 -----------       -----------       -----------          -----------

Total                                            $30,784,000       $13,982,000       $52,702,000          $97,468,000
                                                 ===========       ===========       ===========          ===========

New Accounting Pronouncements

         On February 25, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides accounting and reporting standards for derivatives, including those embedded in other instruments or contracts. Adoption of SFAS No. 133 did not have a significant impact on the consolidated financial position or the results of operations.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which was effective for business combinations initiated after June 30, 2001. We did not acquire any entity subsequent to June 2001, however the principles of SFAS No. 141 were applied in accordance with fresh start accounting.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 142 provides for cessation of amortization of goodwill and other intangible's considered to have indefinite lives and includes requirements for periodic tests of goodwill and indefinitely lived intangible assets for impairment. We are required to adopt SFAS No. 142 in fiscal 2003. We adopted SFAS 142 as part of our fresh start accounting.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for impairments of long-lived assets to be either used in a business or disposed of by sale, and broadens the presentation of discontinued operations to encompass more discrete components of a business enterprise than were included under previous standards. We adopted SFAS No.144 as part of our fresh start accounting.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, we will follow APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. We believe that the adoption of SFAS 145 will not have a material impact on our financial statements.

Impact of Inflation

         We do not believe inflation has had a material impact on our net sales or results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Statements included in this report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by us from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following:

            o Our ability to attract, train and retain highly-qualified associates to staff both existing and new stores, as well as middle and senior management.

            o General economic conditions, which affect consumer confidence and home improvement and home-building spending, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing and unemployment rates.

            o The impact of competition, including competition for customers, locations and products and in other important aspects of our business. Our primary competitors include electrical, plumbing and building materials supply houses, lumber yards, home improvement stores and other local, regional or national hardware stores, as well as discount department stores and any other channel of distribution that offer products that we sell. Our business is highly competitive, and we may face new types of competitors as we enter new markets or lines of business.

            o Changes in laws and regulations, including changes in accounting standards, tax statutes or regulations and environmental and land use regulations, and uncertainties of litigation.

            o Our continued compliance with the financial covenants under our bank credit facility.

            o Continued cooperation by the holders of $2,000,000 of claims as to which we have deferred payment.

            o Our ability to achieve our plans and strategies of growth will be dependent on maintaining adequate bank and other financing.

            o Other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.


                              CERTAIN RISK FACTORS

In addition to the risks related to the factors listed above in the section titled "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995", investing in our common stock involves a high degree of risk. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business operations. If any of these risks or uncertainties actually occur, our business, financial condition or results of operations could be materially adversely affected.

Our revised business operations provide limited information upon which to base an investment decision. Our principal operations have consisted of only Woodworkers Warehouse stores and catalogs since the corporate reorganization in October 2001. Therefore, we have limited historical financial information about us upon which to base an evaluation of our performance. Given our limited operating history and our unproven potential to generate revenue and profits, there is no assurance we will be able to compete successfully in the retail and catalog power tool and accessory sale business.

We must establish, maintain and strengthen the Woodworkers Warehouse brand to attract users and generate revenue from existing and new businesses. To successfully implement our business plan, we must establish, maintain and continually strengthen the Woodworkers Warehouse brand. For us to be successful in establishing Woodworkers Warehouse, users of power and hand tools must perceive it as a desirable, efficient and cost effective shopping source, which provides a wide range of quality products. If our marketing efforts are not productive or if we cannot strengthen our brand, our efforts to establish and maintain our brand will be unsuccessful, and we may lose customers and be unable to attract new business.

Our competitors may be able to raise money and exploit opportunities more rapidly and extensively than we can. We have limited financial and other resources and limited access to capital. We compete or may compete against entities that are much larger than we are, have more extensive resources than we do and have an established reputation. Because of their size, resources, reputation, history and other factors, certain of our competitors may have better access to capital and other significant resources than we do and, as a result, may be able to exploit acquisition and development opportunities more rapidly, easily or thoroughly than we can.

We face intense competition and will have to compete for market share. There can be no assurance our products will achieve or maintain a competitive advantage. There are currently a number of companies who compete in the catalog and retail store power tool business. We face competitive pressures from numerous actual and potential competitors, both online and offline, and catalog and retail, many of which have longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that the catalog and retail tool stores maintained by our existing and potential competitors will not be perceived by potential customers as being superior to ours.

The terms of our indebtedness impose restrictions on us that limit the discretion of our management in operating our business and that may limit our ability to obtain additional financing. Our working capital facility contains various restrictive covenants that limit our management's discretion in operating our business. In particular, these covenants limit our ability to, among other things:

            o     incur additional indebtedness;
            o     issue additional stock;
            o make restricted payments (including redeeming or repurchasing our capital stock);
            o     make investment or acquisitions;
            o     grant liens on our assets;
            o     engage in transactions with affiliates;
            o     liquidate or dissolve;
            o     sell our assets;
            o     enter into any sale and lease back transactions; and
            o     amend our Plan of Reorganization.

A breach of any of these covenants could result in an event of default under the facility, in which case the lender could elect to declare all amounts borrowed, together with unpaid accrued interest, to be immediately due and payable.

We have deferred payment of $2,000,000 of claims that are due and payable. This deferral was made after consultation with the holders of a majority of the dollar value of the claims; however, the deferral was not formally approved and claim holders could seek payment of their claims at any time. As a result of restrictions under our credit facility, we do not have funds available to pay these claims at this time.

We are dependent on cash flows from operations and our credit facility to meet our working capital needs. Assuming continued cooperation by the holders of $2,000,000 of deferred claims, we believe projected cash flows from operations in combination with our credit facility are sufficient to meet our working capital needs through the end of fiscal 2002 and debt payments. Achievement of projected cash flows from operations, however, will be dependent upon our attainment of sales, gross profit, expense and trade support levels that are consistent with our financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and our operations, including factors beyond our control, and there can be no assurance our plans will be achieved. Failure to achieve our plans could have a material adverse effect on our financial condition.

We are dependent on cash flows from operations to pay our debt which payments may increase if interest rates rise. We borrow funds on a variable rate basis and continued compliance with loan covenants under our credit facility is partially dependent on relative interest rate stability. If projected cash flows from operations are not realized, or if there are significant increases in interest rates, then we may have to explore alternate financing sources, including obtaining further modification to our existing lending arrangements or attempting to locate additional sources of financing. We can make no assurance that we will be able to obtain such new or additional financing, or that if we do obtain such financing it will be on terms that are favorable to us.

We have never paid cash dividends on our common stock, and we are currently restricted from declaring and paying cash dividends. We have never declared or paid any cash dividends on our common stock, and we do not expect to declare any such dividends in the foreseeable future. Payment of any future cash dividends will depend upon our earnings and capital requirements, our debt facilities and other factors that our board of directors may deem appropriate. We intend to retain earnings, if any, to finance the development and expansion of our business, and therefore we do not anticipate paying dividends in the foreseeable future. In addition, the terms of our outstanding indebtedness restrict the payment of cash dividends on our common stock.

Our failure to manage the reorganization of our operations and infrastructure could disrupt our operations and adversely affect our revenues. We have reorganized, shed non-core businesses, and focused our business on our Woodworkers Warehouse brand. The reorganization has placed, and any growth as a result is likely to further place, a significant strain on our resources. Our ability to achieve and maintain profitability will depend on our ability to manage this reorganization effectively, to implement, improve and expand operational and customer support systems, and to hire additional personnel. We may not be able to augment or improve existing systems and controls or implement new systems and controls to respond to any future change. In addition, future change may result in increased responsibilities for management personnel, which may limit their ability to effectively manage our business.

We are dependent on the continued contributions of our key personnel. We are currently dependent on our senior management and board of directors. The loss of their services, or the services of any other individual upon whom we currently rely, may significantly adversely affect our performance and our ability to carry out the successful development and implementation of our business plan. We maintain employment contracts with certain members of management. Failure to retain management, directors and advisors or to attract and retain other key employees could have an adverse effect on our growth and our ability to achieve and maintain profitability.

We may not be able to hire and retain a sufficient number of qualified employees and, as a result, we may not be able to grow as we expect or maintain the quality of our services. Our success will depend on our ability to hire, train, and retain highly skilled technical, marketing and sales, and customer support personnel. Competition for these people is intense, especially for trained service personnel, and we may be unable to successfully attract sufficiently qualified personnel. There can be no assurance we will be able to hire, train and retain a sufficient number of qualified employees. If we were unable to recruit and retain a sufficient number of employees, we would be forced to limit our growth or possibly curtail our operations.

The restrictions, additional costs and burdens imposed by penny stock regulations may decrease the liquidity of our common stock. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to penny stocks. Generally a penny stock is any equity security that has a market price of less than $5.00 per share. In addition, broker/dealers who recommend our common stock to persons other than established customers and accredited investors must make a determination of the suitability of the purchaser and receive the purchaser's written agreement to the investment before a sale.

Our common stock will be quoted on the "pink sheets" or the OTC Bulletin Board and does not currently qualify for listing on The Nasdaq Stock Market and we do not foresee that we will qualify for such a listing in the foreseeable future. If our common stock is quoted on the OTC Bulletin Board, or is traded in what are commonly referred to as the "pink sheets", there would likely not be an active trading market for our common stock, and our investors would find it more difficult to see, or to quickly and accurately obtain, pricing information for our common stock. The Nasdaq Stock Market establishes listing qualifications for companies wishing to have their securities quoted on the Nasdaq SmallCap Market. In addition to minimum bid price and public float requirements, among the other listing requirements for a security to be quoted on the Nasdaq SmallCap Market, the issuer must have minimum stockholders' equity of at least $5,000,000. We currently do not meet these requirements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate risk primarily through our borrowing activities. Our short-term borrowings bear interest at variable rates primarily based on either the prime rate or LIBOR. The effect of a 10% change in the prime or LIBOR would not have a material impact on our financial results. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 5, 2002, the Company dismissed Arthur Andersen LLP as its independent public accountants. On April 12, 2002, the Company retained Deloitte & Touche LLP as the Company's independent public accountants.

         Arthur Andersen's reports on the Company's consolidated financial statements for the Company's Fiscal 2001 and Fiscal 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During Fiscal 2001 and Fiscal 2000 and through April 5, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

         The following information is provided concerning the directors of the Company as of August 1, 2002:

             Name                   Age                   Position                    Director Since(1)
             ----                   ---                   --------                    -----------------
Bruce Berg                           53      Director                                        2001
Ronald A. Kaplan                     58      Director                                        2001
Richard A. Mandell                   60      Director                                        2001
Walter S. Spokowski                  45      President, Chief Executive Officer              2001
                                             and Director
Gary A. Nacht                        47      Director                                        2001
Joseph Nusim                         68      Co-Chairman of the Board of                     2001
                                             Directors
Edward D. Solomon                    71      Co-Chairman of the Board of                     2001
                                             Directors

(1) Upon the Company's reorganization and emergence from bankruptcy a new Board of Directors and new officers were appointed. If a director of the Company had served on the Board of Directors of Trend-Lines, Inc. prior to the Company's emergence from bankruptcy, the information is provided in the disclosure which follows.

         Bruce W. Berg has been a Director since October 2001. From 1984 to his retirement in 1998, Mr. Berg worked for Home Depot, as Vice President, Merchandising from 1984 to 1991 and from 1991 to 1998, as Second Divisional President, and then President, of the Southeast Division, the largest division and the only division to have two separate entities under one President.

         Ronald Kaplan has been a Director since October 2001. He is a graduate of the University of Pennsylvania, Wharton School of Finance and Commerce. From 1969 to 1997 Mr. Kaplan held many management positions including President/COO of Levitz Furniture Corporation. From 1997 to November 1998, he was chairman of Kaplan Consulting. From November 1998 to November 1999 he was CEO of Room Plus. Mr. Kaplan worked at Staubach Retail Services from December 1999 to December 2001 and is currently Senior Vice President Retail of Julius Feinblum Real Estate since December 2001.

      Richard Mandell has been a Director since October 2001. Mr. Mandell was a director of Trend-Lines from October 1995 to October 2001. Since February 1998 Mr. Mandell has been an independent financial consultant. From January 1996 to February 1998, Mr. Mandell was a Vice President- Private Investments of Clariden Asset Management (NY) Inc. a subsidiary of Clariden Bank, a private Swiss bank. Mr. Mandell is also a director of Encore Capital Group, Inc. and Sbarro, Inc.

         Walter S. Spokowski has been Chief Executive Officer and a Director since October 2001. He was a director of Trend-Lines from October 1999 through October 2001 and was Chief Executive Officer from December 2000 to October 2001. From October 2000 until December 2000 he served as President of Trend-Lines and prior to that he served as Trend-Lines' Executive Vice President, Merchandising from the time he joined the Company in March 1997.

      Gary A. Nacht has been a Director since October 2001. Since June 1996, Mr. Nacht has been Executive Vice President and Investment Principal in York Management Services, Inc., a private investment and management advisory services company. Mr. Nacht currently serves on various boards, including Gemini Industries, Inc. and Northern Group Retail Limited, and has previously been an investor in and served on the boards of K-Mart Canada Ltd., and Strauss Discount Auto.

      Joseph Nusim has been a Director since October 2001. Mr. Nusim is the chairman of Nusim Group, a retail consulting organization. He is co-chairman of the Board of Loehman's Stores. Mr. Nusim also serves on the Advisory Board of Wells Fargo and Gordon Brothers, real estate division. Mr. Nusim serves on the board of the International Mass Retailing Association and acts as retail consultant to Kimco Realty Corp and the Creditors Committee of Frank's Nurseries.

      Edward D. Solomon has been a Director since October 2001. Mr. Solomon has owned and operated Edward D. Solomon & Co. Consulting Services since January 1994. Mr. Solomon currently serves on the board of Bennett Footwear Group and The Dress Barn, Inc. and has served on the boards of the Butler Group, Inc., Channel Home Centers and HRT Industries, Inc.

Committees of the Board of Directors

      Since the Company's reorganization on October 29, 2001, the Company has formed two committees, an Audit Committee comprised of Messrs. Mandell, Nacht, and Solomon and a Compensation Committee comprised of Messrs. Berg, Kaplan, and Nusim.

Compensation of Directors

         Currently, each director who is not employed by the Company receives an annual retainer of $20,000 plus $1,000 for each meeting of the Board or any committee thereof attended in person, including reimbursement of expenses incurred in connection with attending such meeting, and $500 for each meeting held by telephonic board meeting. Joseph Nusim and Edward D. Solomon received an additional annual fee of $5,000 as compensation for serving as Co-Chairmen of the Boards.

         Pursuant to the 2001 Woodworkers Warehouse, Inc. Long-Term Incentive Plan, (the "Incentive Plan"), each director who is not employed by the Company received upon his appointment to the Board an option to purchase up to 50,000 shares of common stock at the fair market price of the common stock on the date of grant. Except as set forth in the immediately following sentence, one-third of such option becomes exercisable on each January 2 following the grant date. In the event a non-employee director fails to attend at least 75% of the Board meetings in any calendar year, that director automatically forfeits the right to exercise that portion of the option that would otherwise have become exercisable on the next following January 2, and which portion ceases to have any force or effect. There were no forfeitures under this provision in Fiscal 2001. Also pursuant to the Incentive Plan, at January 2 of each year, except for January 2, 2002, each non-employee director is entitled to receive an immediately exercisable option to purchase such number of shares of common stock to be determined by the compensation committee at an exercise price equal to the fair market price of the common stock on the date of grant.

         The exercise price of options granted to the non-employee directors in Fiscal 2001 was $0.26 per share. The Company determined that its fair market value was $0.26 per share for each share it is required to issue under the Plan. The per share value is equal to its value as determined by an independent third party after a valuation performed in conjunction with its emergence from bankruptcy. Options granted to directors under the Incentive Plan generally expire and cease to be of any force or effect on the earlier of the tenth anniversary of the date any such grant or the first anniversary of the date on which an optionee ceases to be a member of the Board.

Reporting Under Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Nasdaq Stock Market. Executive officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such Forms it has received, except for Form 3s for William Kearney and Jerry Juszak, which were filed late, the Company believes that all of its officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year ended February 23, 2002.

Executive Officers of the Company

         The following information is provided concerning the executive officers of the Company as of August 1, 2002:


                  Name                     Age                               Position
                  ----                     ---                               --------
Walter S. Spokowski(1)                     45             President and Chief Executive Officer

Rick C. Welker                             42             Vice President and Chief Financial Officer

Jack Bransfield                            49             Vice President Distribution and Information
                                                          Systems

Jerry Juszak                               53             Vice President and General Merchandise Manager

William Kearney                            43             Vice President Store Operations


(1) Information concerning Mr. Spokowski's biography is contained in this Item 10, in the section titled "Directors."

         Rick C. Welker has been the Company's Vice President and Chief Financial Officer since July 29, 2002. From November 2000 to July 2002, Mr. Welker was Senior Vice President, Secretary and Chief Financial Officer of rue 21, a 174-store junior sportswear chain based in Warrendale, Pennsylvania. From 1995 to November 2000, he was Vice President and Controller of Bradlees Stores, Inc.

         John Bransfield has been the Company's Vice President Distribution and Information Systems since January 16, 2002. He has been with the Company since 1995, serving as Vice President Inventory Planning and Distribution from July 2001 until May 2002, Director of Inventory Planning from May 1999 to July 2001 and Director of Purchasing and Product Manager from January 1995 to May 1999.

         Jerry Juszak has been the Company's Vice President General Merchandise Manager since May 6, 2002. From 1982 through April 2002, Mr. Juszak was with ABC Supply Company, Inc., where he held various positions including Director of Education, General Manager - Catalog Tool Division and Regional Manager - Branch Operations.

      William Kearney has been the Company's Vice President Store Operations since March 25, 2002. From September 2001 to March 2002, he was District Store Manager for Sixth Avenue Electronics. From October 1997 to July 2001, Mr. Kearney was Vice President of Stores of Utrecht Art Supply.

ITEM 11. EXECUTIVE COMPENSATION

I.       Summary Compensation Table for Annual Compensation

         The following table shows, for the Company's Chief Executive Officer and each of the other three most highly compensated executive officers (collectively, the "named executive officers"), information concerning compensation earned for services in all capacities during Fiscal 2001, as well as compensation earned by each such person for the previous two years:

                                                                                  Long-Term Compensation
                                                                                  Awards
                                                                                  Restricted    Securities    All Other
                           Fiscal                   Annual       Other Annual     Stock         Underlying    Compensation
                           Year(1)   Salary ($)     Bonus  ($)   Compensation     Awards        Options       ($)(2)
                           -------   ----------     -----------  ------------     ----------    -------       ------
Walter S. Spokowski        2001      238,392       110,000(3)   62,400(4)              --       0             3,305
Chief Executive Officer    2000      178,273        0                  --              --       10,000(5)     3,002
President                  1999      142,019        0                  --              --       0             1,958

Ronald. L. Franklin,       2001      171,269        80,000(3)    31,200(6)             --       0             4,183
Executive Vice             2000      155,039        0                  --              --       0             3,788
President, Finance,        1999      125,648        0                  --              --       0             3,755
Chief Financial Officer

Barry Cady, Vice           2001      85,401         20,757(3)          --              --       30,000        2,562
President Retail           2000      75,809         0                  --              --       0             2,250
Administration             1999      66,427         0                  --              --       0             2,030

John Bransfield, Vice      2001      83,178         21,462(3)          --              --       30,000        2,495
President Distribution     2000      72,203         0                  --              --       0             2,216
and Information Systems    1999      68,207         0                  --              --       0             2,117


(1) The information provided for Fiscal 2001 is comprised of the executive compensation for the audited periods of the four months ended February 23, 2002 and the eight months ended October 27, 2001. The information provided for the eight months ended October 27, 2001, Fiscal 2000 and Fiscal 1999 is for compensation earned as a named executive officer of Trend-Lines, Inc.

(2) These amounts represent contributions by the Company to the Company's 401(k) Plan for the benefit of the named executive officers.

(3) The annual bonus payments were paid in Fiscal 2001 pursuant to Company's "Key Employee Retention Program" ("KERP"), which was approved by the Bankruptcy Court in October 2000. Pursuant to the KERP, Executive Employees and Middle Management Employees of the Company were to be paid 50% and 25% of their annual salary in effect at the time that the payment was due, in a lump sum, less applicable withholding taxes, at the earlier of: (i) one year from the Petition Date; (ii) confirmation of a Plan of Reorganization; or (iii) dismissal of the employee, other than for cause.

(4) Represents a grant of 240,000 shares of the Company's Common Stock on October 29, 2001 with a fair market value of $0.26 per share on that date. The Company determined that its fair market value was $0.26 per share for each share it is required to issue under the Plan. The per share value is equal to its value as determined by an independent third party after a valuation performed in conjunction with its emergence from bankruptcy.

(5) These options were options to purchase shares of Class A Common Stock of Trend-Lines, Inc. and all rights granted pursuant to such options were extinguished upon the Company's emergence from bankruptcy on October 29, 2001.

(6) Represent a grant of 120,000 shares of the Company's Common Stock on October 29, 2001 with a fair market value of $0.26 per share on that date. The Company determined that its fair market value was $0.26 per share for each share it is required to issue under the Plan. The per share value is equal to its value as determined by an independent third party after a valuation performed in conjunction with its emergence from bankruptcy.

II. Option/SAR Grants Table

The table which follows includes information concerning individual grants of stock options made during Fiscal 2001(1) to each named executive officer.


                                    Number of
                                    Securities       Percent of
                                    Underlying       Total Options   Exercises of                        Grant Date
                                    Options          to Employees    Base Price                          Present
                                    Granted          in Fiscal Year     ($/Sh)        Expiration Date    Value ($)
                                    -------          --------------     ------        ---------------    ---------
Walter S. Spokowski
Chief Executive Officer and                0               --              --                --               --
President

Ronald S. Franklin
Executive Vice President,                  0               --              --                --               --
Treasurer and Chief Financial
Officer

Barry Cady
Vice President Retail                   30,000           3.74%            $0.26       January 01, 2012      $0.18
Administration

John Bransfield
Vice President Distribution and         30,000           3.74%            $0.26       January 01, 2012      $0.18
IS Operations


(1) The information provided for Fiscal 2001 is comprised of the executive compensation for the audited periods of the four months ended February 23, 2002 and the eight months ended October 27, 2001.

III. Aggregated Option Exercises in Fiscal 2001 and Fiscal Year-End Option
     Values

      The table which follows includes information concerning individual exercises of stock options made during Fiscal 2001 by each named executive officer and the fiscal year-end value of unexercised options held by such officers.

                                                                                         Value of Unexercised
                                                              Number of Securities       In the Money Options
                                                              Underlying Unexercised     at FY-End
                                                              Options at FY-End
                                                                                         ($)
                                 Shares
                                 Acquired on     Value        Exercisable/               Exercisable/
Name and Principal Position      Exercise        Realized     Unexercisable              Unexercisable
---------------------------      --------        --------     -------------              -------------
Walter S. Spokowski Executive    0               0            0                          0
Vice President, Merchandising

Ronald. L. Franklin, Executive   0               0            0                          0
Vice President, Finance and
Chief Financial Officer

Barry Cady, Vice President,      0               0            0/30,000                   0/0
Retail Administration

John Bransfield, Vice            0               0            0/30,000                   0/0
President Distribution and
Information Systems


Employment Contracts

         The Company and Mr. Spokowski are parties to an employment agreement that expires on October 29, 2004. The employment agreement automatically renews for successive one year terms following the agreement's expiration unless the Company or Mr. Spokowski provides the other party with 90 days written notice prior to the expiration of the current term. Mr. Spokowski currently receives an annual base salary of $250,000, and he is entitled to receive an annual bonus from the Company based on the performance of the Company as determined by the board of directors. Under the agreement, on October 29, 2001 the Company granted to Mr. Spokowski 240,000 shares of issued and outstanding Company common stock, which represents 4% of the Company's issued and outstanding common stock as of the date of its emergence from bankruptcy. The Company may also grant up to another 2% of the Company's stock to Mr. Spokowski over a four year period as determined by the board of directors in its sole discretion. The employment agreement may be terminated by either party at any time under certain circumstances. If the employment agreement is terminated by the Company without cause or by Mr. Spokowski for good reason, Mr. Spokowski will be entitled to his base salary, the balance of any earned bonus and a lump sum payment equal to 12 months of his base salary. Mr. Spokowski will generally be subject to certain non-compete restrictions following a termination of his employment with the Company.

         The Company entered into an Agreement and General Release with Ronald
L. Franklin, its former Executive Vice President and Chief Financial Officer, which terminated Mr. Franklin's employment with the Company as of August 1, 2002. Pursuant to the agreement, among other things, Mr. Franklin agreed to waive his right to receive a lump sum payment of $175,000 from the Company. In exchange, the Company agreed to provide Mr. Franklin with employee benefits until the earlier of August 1, 2003 and the date on which he obtains employee benefit coverage from another Company. In lieu of the lump sum payment, the Company agreed to pay Mr. Franklin (1) $72,916.67 on the Company's first payroll date after August 1, 2002, and (2) $6,380.21 on a bi-weekly basis commencing on November 1, 2002 and ending on May 30, 2003. Mr. Franklin agreed to release the Company and its directors, officers, shareholders, attorneys, agents and other affiliates from any claims he may have against any of them. This agreement terminated the employment agreement between the Company and Mr. Franklin effective as of August 1, 2002.

         The Company and Mr. Welker are parties to an employment agreement dated June 21, 2002. Pursuant to the agreement, Mr. Welker receives an annual base salary of $170,000. Mr. Welker is also entitled to annual bonus based on the performance of the Company, Mr. Welker is also guaranteed a minimum bonus of $51,000 under the annual at the end of this fiscal year. He also received a $37,000 bonus on starting with the Company. In the event that Mr. Welker is terminated by the Company for any reason other than cause then the Company must continue his base salary and insurance coverage for six months from the date of termination. Mr. Welker is also entitled to receive 25,000 shares of common stock to vest in equal amounts over three years.

Compensation Committee Interlocks and Insider Participation

         Prior to our emergence from bankruptcy on October 29, 2001 we did not have a Compensation Committee in Fiscal 2001. After October 29, 2001 the Compensation Committee was comprised of Messrs. Berg, Kaplan, and Nusim. No member of the Compensation Committee was at any time an officer or employee of the Company or any of its subsidiaries.

Compensation Committee Report On Executive Compensation

         The Board believes that increasing the value of the Company to its stockholders is the Board's most important objective and should be the key measure of management performance. The Board also believes that executive compensation should be objectively determined. For this reason, the Compensation Committee, which is made up of directors who are not employees of the Company, is responsible for determining the compensation packages of the Company's executives.

         The Company is focused on achieving consistent earnings growth and increasing returns to its stockholders. While the Company is cautious about near term results due to challenging business conditions, the following are its longer-term financial goals: Increase compounded earnings per diluted share and increase our return on average equity.

         The executive compensation program is designed to accomplish the Board's objectives. The program is based upon the following principles: executive performance should be judged and compensated primarily on the basis of the Company's earnings and the strength of the Company's financial position; long-term appreciation in stockholder value is the most appropriate measure of the Company's financial performance; and the most effective approach to promoting the financial success of the Company is to align the stockholders' and the executives' interests. This alignment is best accomplished through a compensation strategy emphasizing long-term stock ownership. As a result, the program is designed to increase the proportion of long-term compensation tied to increases in the Company's earnings, financial position and appreciation in stockholder value. The annual cash compensation for executive officers is primarily in the form of base salary, which is being maintained at levels consistent with competitive market compensation practices, and annual cash incentives based on objectives tied to the Company's financial performance. Annual cash compensation is supplemented with long-term incentive compensation, primarily in the form of stock incentives, intended to link executive compensation to changes in stockholders' value. The Compensation Committee intends that the application of these principles will result in total executive compensation and capital accumulation potential above competitive levels for superior stockholder returns and below competitive levels for average or lesser returns.

         There are three components to the Company's compensation program for executive officers: base salary, annual cash incentives and long-term stock incentives. Each of these components is discussed in detail below.


Base Salary

         Base salaries for the annual period ended on and as of Fiscal 2001 were established under agreements for certain officers. Factors considered in setting these salaries include the responsibilities of the position, compensation of executives in companies of similar size or in the same industry and external market conditions. All base salary compensation for officers for Fiscal 2001 was approved by the bankruptcy court.

Annual Cash Incentives

         The stated goal of the Compensation Committee is to structure executive compensation that focuses the efforts of senior management on achieving the above stated business goals of the Company. An annual cash incentive is utilized to compensate management for achieving consistent and increasing earnings growth over several periods. The annual cash payments for each executive and management are based upon achieving certain sales objectives and earnings objectives.

         The bonuses paid for Fiscal 2001 were based on the Company's "Key Employee Retention Program" ("KERP"), which was approved by the Bankruptcy Court in October 2000. Pursuant to the KERP, executive employees and middle management employees of the Company were to be paid 50% and 25%, respectively, of their annual salary in effect at the time that the payment was due, in a lump sum, less applicable withholding taxes, at the earlier of: (i) one year from the Petition Date; (ii) confirmation of a Plan of Reorganization; or (iii) dismissal of the employee, other than for cause.

Long-Term Stock Incentives

         The Compensation Committee believes that long-term changes in stockholder value are an important measure of the Company's performance. The Compensation Committee uses stock incentives (primarily stock options) to align the interests of the Company's stockholders and executives.

Compensation of Chief Executive Officer

         Mr. Spokowski received total compensation amounting to $348,392 in Fiscal 2001 (which sum includes 240,000 shares of common stock granted to him at a fair market value of $0.26 per share), of which $110,000 was KERP bonus. The Compensation Committee considers Mr. Spokowski's compensation to be in line with industry and market size standards and to be consistent with Company performance objectives. Mr. Spokowski's compensation for Fiscal 2001 was approved by the bankruptcy court.

         This report was presented to and approved by the Board.

            Bruce Berg          Ronald Kaplan            Joseph Nusim

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Upon our reorganization and emergence from bankruptcy on October 29, 2001, all of the interest of the holders of the Class A and Class B common stock, the treasury stock, preferred stock and the outstanding stock options under the 1993 Employee Stock Option Plan and the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors were cancelled. The Company has authorized 7,500,000 shares of Common Stock, par value $0.01 per share, and are required to issue 5,280,000 shares of Common Stock to general unsecured creditors as payment for pre-petition liabilities and 360,000 shares of Common Stock to management. An additional 180,000 shares have been reserved for issuance to management. As of the date of this Form 10-K, due to unresolved claims issues, no shares have been issued, and they cannot be issued until the issues surrounding these unresolved claims are settled. When they are issued they will be deemed to have been issued as of October 29, 2001.

         The Company's four largest unsecured creditors as of October 29, 2001 were Porter Cable Corporation, Delta International Machinery Corp., Taylor Made-Addidas, and Makita USA, Inc. These creditors will, on issuance of the shares, be the four largest shareholders of the Company.

         The 360,000 shares of common stock issued to management were distributed as follows: 240,000 shares to Walter Spokowski, Chief Executive Officer of the Company, and 120,000 shares to Ronald Franklin, the former Chief Financial Officer of the Company.

         Each non-employee director currently beneficially owns 16,667 shares of common stock which are issuable on the exercise of currently exercisable options at $0.26 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

                                DELOITTE & TOUCHE


                           WOODWORKERS WAREHOUSE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 PAGE
Independent Auditors' Reports                                                    F-2
Consolidated Balance Sheets as of February 23, 2002 and
     February 24, 2001                                                           F-5
Consolidated Statements of Operations for the Four Months Ended
     February 23, 2002, Eight Months Ended October 27, 2001,
     Fiscal Periods Ended February 24, 2001 and February 26, 2000                F-6
Consolidated Statements of Stockholders' Equity (Deficit) for the Four Months
     Ended February 23, 2002, Eight Months Ended October 27, 2001, Fiscal
     Periods Ended February 24, 2001 and February 26, 2000                       F-7
Consolidated Statements of Cash Flows for the Four Months Ended February 23,
     2002, Eight Months Ended October 27, 2001, Fiscal Periods Ended
     February 24, 2001 and February 26, 2000                                     F-8
Notes to Consolidated Financial Statements                                       F-9

INDEPENDENT AUDITORS' REPORT


To the Shareholders of Woodworkers Warehouse, Inc.

We have audited the accompanying balance sheet of Woodworkers Warehouse, Inc. (the "Company") as of February 23, 2002 (Successor Company balance sheet), and the related statements of operations, stockholders' equity (deficit), and cash flows for the four months ended February 23, 2002 (Successor Company operations) and for the eight months ended October 27, 2001 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, on September 7, 2001, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on October 29, 2001. Accordingly, the accompanying financial statements have been prepared in conformity with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of Woodworkers Warehouse, Inc. as of February 23, 2002, and the results of its operations and its cash flows for the four months ended February 23, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the eight months ended October 27, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
June 8, 2002
Boston, Massachusetts

This is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen provided a consent to the inclusion of its report in the annual report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trend-Lines, Inc.:

We have audited the accompanying consolidated balance sheets of Trend-Lines, Inc. (a Massachusetts corporation) and subsidiary as of February 24, 2001 and February 26, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 24, 2001, February 26, 2000 and February 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend-Lines, Inc. and subsidiary as of February 24, 2001 and February 26, 2000, and the results of their operations and their cash flows for the years ended February 24, 2001, February 26, 2000 and February 27, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

As described more fully in Note 3 to the financial statements, on August 11, 2000, the Company filed a voluntary petition under Chapter XI of the U.S. Bankruptcy Code and operated its business as debtor-in-possession under control of the Bankruptcy Court until October 17, 2001, when it received confirmation from the Bankruptcy Court after having fulfilled all requirements of the Reorganization Plan which was approved by the Bankruptcy Court and the Company's creditors.

The accompanying financial statements have been prepared on a going-concern basis on accounting which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant operating losses during the fiscal years ended February 24, 2001 and February 26, 2000, which raise substantial doubts about its ability to continue as a going concern. Realization of the carrying amounts of the Company's assets and the classification of its liabilities is dependent on the success of future operations. The financial statements do not include any adjustments that might result from this uncertainty.

                                                     ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 3, 2001
(except for matters discussed in Notes 4, 5, and 17
as to which the date is October 29, 2001)

WOODWORKERS WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                                                                Successor       Predecessor
                                                                                                 Company          Company
                                                                                              February 23,      February 24,
                                                                                                  2002              2001

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                     $      519       $    18,338
  Accounts receivable, net                                                                           3,823             2,948
  Inventories                                                                                       29,586            44,102
  Prepaid expenses and other current assets                                                          1,051             1,656
                                                                                                ----------       ------------

           Total current assets                                                                     34,979            67,044

PROPERTY AND EQUIPMENT, Net                                                                          3,958            12,999

LEASE INTEREST, Net                                                                                  1,602                 -

OTHER ASSETS                                                                                           871               899
                                                                                                ----------       ------------

TOTAL ASSETS                                                                                    $   41,410       $    80,942
                                                                                                ==========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Bank credit facility                                                                          $   20,878       $    47,566
  Note payable to officer                                                                                -             3,500
  Current portion of capital lease obligations                                                       1,252               218
  Post-petition accounts payable                                                                     8,941             1,060
  Pre-petition accounts payable                                                                      2,000            25,090
  Accrued expenses                                                                                   3,125             5,897
  Deferred liabilities                                                                               1,243             2,448
  Other current liabilities                                                                            514             1,355
  Net current liabilities of discontinued operations                                                     -            14,042
                                                                                                ----------       ------------

           Total current liabilities                                                                37,953           101,176

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                    2,083                 -

COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock (new), $.01 par value - 7,500,000 shares authorized and
     5,640,000 shares outstanding (Note 10)                                                             56                 -
  Common stock (old), $.01 par value:
    Class A - no shares authorized, issued and outstanding
      at February 23, 2002 and 20,000,000 authorized with 6,510,411 shares
      issued and outstanding at February 24, 2001                                                        -                65
    Class B - no shares authorized issued and outstanding at February 23, 2002,
      5,000,000 shares authorized and 4,641,082 shares issued and outstanding at
      February 24, 2001                                                                                  -                47
  Additional paid-in capital                                                                         1,432            41,626
  Accumulated deficit                                                                                 (114)          (59,512)
  Treasury stock - no shares at February 23, 2002 and 500,000 Class A shares
     at February 24, 2001                                                                                -            (2,460)
                                                                                                ----------       ------------

         Total stockholders' equity (deficit)                                                        1,374           (20,234)
                                                                                                ----------       ------------

TOTAL LIABILITIES AND ADJUSTED STOCKHOLDERS' EQUITY (DEFICIT)                                   $   41,410       $     80,942
                                                                                                ==========       ============

The accompanying notes are an integral part of these consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                               Successor                 Predecessor Company
                                                                Company
                                                              Four Months     Eight Months     Fiscal Year    Fiscal Year
                                                                  Ended           Ended            Ended         Ended
                                                              February 23,     October 27,     February 24,  February 26,
                                                                  2002            2001             2001          2000
Net sales                                                      $    44,822        $   66,294    $  154,709     $ 178,183

Cost of sales                                                       30,998            47,096       110,998       123,823
                                                               -----------        ----------    ----------     ---------

           Gross profit                                             13,824            19,198        43,711        54,360

Selling, general and administrative expenses                        13,466            25,368        58,510        49,684
Reorganization charges                                                   -             1,645         2,292             -
                                                               -----------        ----------    ----------     ---------

           Operating income (loss)                                     358            (7,815)      (17,091)        4,676

Interest expense, net                                                  472             2,298         5,171         4,771
                                                               -----------        ----------    ----------     ---------

Loss before income taxes, discontinued operations
  and extraordinary items                                             (114)          (10,113)      (22,262)          (95)
Provision for income taxes                                               -                 -             -           (25)
                                                               -----------        ----------    ----------     ---------
Loss before discontinued operations and extraordinary items           (114)          (10,113)      (22,262)         (120)
Discontinued operations:
  Loss on disposal                                                       -              (279)      (21,854)            -
  Loss from discontinued operations                                      -                 -        (8,975)       (7,466)
                                                               -----------        ----------    ----------     ---------

Loss before extraordinary items                                       (114)          (10,392)      (53,091)       (7,586)
Extraordinary gain - cancellation of debt                                -            38,607             -             -
                                                               -----------        ----------    ----------     ---------

Net (loss) income                                              $      (114)       $   28,215    $  (53,091)    $  (7,586)
                                                               ===========        ==========    ==========     =========

Basic and diluted loss per share:
  Loss before discontinued operations
     and extraordinary items                                   $     (0.02)               *             *            *
  Discontinued operations                                                -                *             *            *
  Extraordinary gain                                                     -                *             *            *
                                                               -----------        ----------    ----------     ---------

Net loss                                                       $     (0.02)               *             *            *
                                                               ===========        ==========    ==========     =========

Weighted average shares outstanding (Note 10) -
basic and diluted                                                5,640,000                *             *            *
                                                               ===========        ==========    ==========     =========

* EPS for the Predecessor Company is not meaningful.

The accompanying notes are an integral part of these consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except for share amounts)
--------------------------------------------------------------------------------


                                                       Class A                      Class B
                                                    Common Stock                  Common Stock                 Common stock
                                                Number                        Number                      Number
                                              of Shares       Amount        of Shares       Amount       of Shares       Amount

Predecessor Company
BALANCE, FEBRUARY 27, 1999                    6,469,553    $        64      4,681,082    $        47           --     $      --
  Conversion of Class B shares to Class
  A shares                                       40,000           --          (40,000)          --             --            --
  Proceeds from exercise of stock options           858              1           --             --             --            --
  Net loss                                         --             --             --             --             --            --
                                            -----------    -----------    -----------    -----------    -----------   -----------

BALANCE, FEBRUARY 26, 2000                    6,510,411             65      4,641,082             47           --            --

  Net loss                                         --             --             --             --             --            --
                                            -----------    -----------    -----------    -----------    -----------   -----------

BALANCE, FEBRUARY 24, 2001                    6,510,411             65      4,641,082             47           --            --

  Net income                                       --             --             --             --             --            --
  Cancellation of former equity under
   plan of Reorganization                    (6,510,411)           (65)    (4,641,082)           (47)          --            --
                                            -----------    -----------    -----------    -----------    -----------   -----------

BALANCE, October 27, 2001                   $      --      $      --      $      --      $      --      $      --     $      --
                                            ===========    ===========    ===========    ===========    ===========   ===========

Successor Company
  Issuance of new common stock (Note 10)           --             --             --             --        5,640,000            56
  Net loss                                         --             --             --             --             --            --
                                            -----------    -----------    -----------    -----------    -----------   -----------

BALANCE, FEBRUARY 23, 2002                         --      $      --             --      $      --        5,640,000   $        56
                                            ===========    ===========    ===========    ===========    ===========   ===========



                                                            Retained
                                             Additional     Earnings            Treasury Stock         Stockholders'
                                              Paid-in     (Accumulated      Number                         Equity
                                              Capital        Deficit)      of Shares        Amount       (Deficit)

Predecessor Company
BALANCE, FEBRUARY 27, 1999                  $    41,625    $     1,165    $   500,000    $    (2,460)   $    40,441
  Conversion of Class B shares to Class
  A shares                                         --             --             --             --             --
  Proceeds from exercise of stock options             1           --             --             --                2
  Net loss                                         --           (7,586)          --             --           (7,586)
                                            -----------    -----------    -----------    -----------    -----------

BALANCE, FEBRUARY 26, 2000                       41,626         (6,421)       500,000         (2,460)        32,857

  Net loss                                         --          (53,091)          --             --          (53,091)

BALANCE, FEBRUARY 24, 2001                       41,626        (59,512)       500,000         (2,460)       (20,234)

  Net income                                       --           28,215           --             --           28,215
  Cancellation of former equity under
   plan of Reorganization                       (41,626)        31,297       (500,000)         2,460         (7,981)
                                            -----------    -----------    -----------    -----------    -----------

BALANCE, OCTOBER 27, 2001                   $      --      $      --      $      --      $      --      $      --
                                            ===========    ===========    ===========    ===========    ===========

Successor Company
  Issuance of new common stock (Note 10)          1,432           --             --             --            1,488
  Net loss                                         --             (114)          --             --             (114)
                                            -----------    -----------    -----------    -----------    -----------

BALANCE, FEBRUARY 23, 2002                 $     1,432     $      (114)   $      --      $      --      $     1,374
                                            ===========    ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                     Successor
                                                                      Company                  Predecessor Company
                                                                    ------------   ---------------------------------------------
                                                                    Four Months    Eight Months    Fiscal Year    Fiscal Year
                                                                       Ended           Ended          Ended          Ended
                                                                     February       October 27,   February 24,    February 26,
                                                                        23,            2001           2001            2000
                                                                       2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                 $      (114)   $     28,215    $   (53,091)    $    (7,586)
                                                                    -----------    ------------    ------------    ------------
  Add: Loss from discontinued operations                                      -             279          8,975           7,466
  Loss on disposal of discontinued operations                                 -               -         21,854               -
  Extraordinary gain - cancellation of debt                                   -         (38,607)             -               -
                                                                    -----------    ------------    ------------    ------------

           Net loss from continuing operations                             (114)        (10,113)       (22,262)           (120)
                                                                    -----------    ------------    ------------    ------------

Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                                           663           2,086          2,126           3,866
    Reorganization expenses                                                               1,645          2,292               -
    Loss on disposal of fixed assets                                                        889              -               -
    Changes in operating assets and liabilities:
      Accounts receivable                                                  (638)         (9,145)           118           7,103
      Inventories                                                           851          11,779         60,183         (22,594)
      Prepaid expenses and other current assets                             930            (660)           787           2,196
      Post-petition accounts payable                                      4,470           3,411          1,060               -
      Pre-petition accounts payable                                           -          10,136        (20,122)          7,192
      Accrued expenses                                                   (2,646)          1,600          2,102            (646)
      Deferred liabilities                                                  375          (1,580)         1,625            (205)
      Other current liabilities                                            (598)           (243)           765              20
                                                                    -----------    ------------    -----------     -----------
   Net cash from operating activities                                     3,293           9,805         28,674          (3,188)
   Net cash from discontinued operations                                      -          (1,089)         5,885          (6,894)
                                                                    -----------    ------------    -----------     -----------

           Net cash from operating activities
             (before reorganization expenses)                             3,293           8,716         34,559         (10,082)
                                                                    -----------    ------------    -----------     -----------

Operating cash flows from reorganization items:
   Professional fees paid for services rendered in bankruptcy                 -          (2,502)        (1,658)              -
   Interest income received                                                   -             332            462               -
   Other reorganization expenses paid                                         -             525         (1,096)              -
                                                                    -----------    ------------    -----------     -----------
   Net cash used by reorganization items                                      -          (1,645)        (2,292)              -
                                                                    -----------    ------------    -----------     -----------

           Net cash from operating activities                             3,293           7,071         32,267         (10,082)
                                                                    -----------    ------------    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                      (167)           (385)          (552)         (3,770)
  Decrease in other assets                                                 (156)            184            (84)            185
                                                                    -----------    ------------    -----------     -----------

           Net cash from investing activities                              (323)           (201)          (636)         (3,585)
                                                                    -----------    ------------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under bank credit facilities                           (14,680)        (12,008)       (17,444)         15,112
  Principal payments on capital lease obligations                          (631)           (340)          (403)           (665)
  Increase (decrease) in other noncurrent liabilities                         -               -              -            (268)
  Note payable officer                                                        -               -          3,500               -
  Proceeds from exercise of stock options                                     -               -              -               2
                                                                    -----------    ------------    -----------     -----------

           Net cash from financing activities                           (15,311)        (12,348)       (14,347)         14,181
                                                                    -----------    ------------    -----------     -----------

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS                    (12,341)         (5,478)        17,284             514

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           12,860          18,338          1,054             540
                                                                    -----------    ------------    -----------     -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD                            $       519    $     12,860    $     18,338    $     1,054
                                                                    ===========    ============    ============    ===========



The accompanying notes are an integral part of these consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 23, 2002 AND FEBRUARY 24, 2001
--------------------------------------------------------------------------------

1.    OPERATIONS AND BASIS OF PRESENTATION

      Woodworkers Warehouse, Inc. (the "Company" or the "Successor") is a specialty retailer, primarily of woodworking tools and accessories sold through its nationally distributed mail-order catalog and through its 98 retail stores located in the New England and Mid-Atlantic regions.

      On August 11, 2000, Trend-Lines Inc. (the "Predecessor") filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Predecessor operated its business as a debtor-in-possession subject to the jurisdiction of the United Sates Bankruptcy Court for the District of Massachusetts Eastern Division (the "Bankruptcy Court") until October 29, 2001. The First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors (the "Plan") dated as of September 7, 2001, as modified by the Joint Motion to Approve Nonmaterial Modification to the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, was confirmed by the Bankruptcy Court on October 17, 2001. The effective date of the Plan was October 29, 2001 (the "Effective Date"). For financial reporting purposes, October 27, 2001 was considered the emergence date as it was a period end and activity for the two days was immaterial. On the Effective Date, the Predecessor merged into its wholly owned subsidiary, Woodworkers Warehouse, Inc., with Woodworkers Warehouse, Inc. being the surviving corporation emerging from bankruptcy. Pursuant to the Plan, new directors and new officers were appointed to the Successor.

      The following is a brief summary of how the Plan categorized and treated certain liabilities:

      Class 1 - Bank of America Bank Credit Facility

      o The Bank Credit Facility issued to the Predecessor by the Bank of America was a secured claim and was impaired under the Plan. As part of the Plan, the outstanding balance under the Bank Credit Facility was paid in full in connection with the closing of a new senior secured revolving credit facility referred to as the "Facility" (see note 8).

      Class 2 - Other Secured Claims

      o These secured claims consist of claims by various vendors which leased furniture, fixtures and equipment for retail stores and the corporate offices of the Predecessor. These holders received (a) some or all of the collateral, securing the leases, (b) cash in an amount equal to the proceeds received from the sale of the collateral or (c) such other treatment as was agreed upon by the Predecessor and the Bankruptcy Committee and the holder. In the event the value of the collateral securing a Class 2 claim was less than the total amount of the claim, the difference was treated as a Class 5 General Unsecured Claim.

      Class 3 - Other Priority Claims

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

      Class 5 - General Unsecured Claims

      o These claims are general unsecured, pre-petition trade claims, reclamation claims, lease rejection claims and any deficiency claims of Bank of America and the other general unsecured claims. The Predecessor estimated the total amount of Class 5 claims to be $52,500,000. Each holder of a claim in Class 5 was to receive in full satisfaction of such allowed claims, its pro rata share, based on the principal amount of each holder's claim, of $2,000,000 on January 15, 2002 and 5,280,000 shares of common stock of Woodworkers Warehouse, Inc., par value $.01 per share (the "New Common Stock") on the Effective Date. See note 10 for details of total new shares issued. Due to delays in the processing and settlement of certain unsecured claims and restrictions under the Facility, the Company has, after consultation with the holders of a majority in dollar value of the claims, deferred making this payment and can make no assurance as to when or if it will make such payment. Even if the Company settled the remaining unsecured claims it would not be able to make any payments to these creditors because of availability restrictions under the Facility. The Company is actively seeking a new credit facility, in part to increase its borrowing base so that it may make this deferred payment, but cannot guarantee that it will be able to obtain one and that if it does obtain a Facility that it will be on terms favorable to it.

      Class 6 - Common Stock Equity Interest and Claims

      o On the Effective Date, all common stock equity interests of the Predecessor were extinguished and the certificates and all other documents representing such old common stock equity interests were deemed cancelled and of no force or effect. The holders of the old common stock equity interest did not receive or retain any interest or property under the Plan.

      Upon the emergence from bankruptcy, the Company adopted fresh start accounting. The financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized company at October 27, 2001. Accordingly, the accompanying balance sheet as of February 23, 2002 is not comparable in certain material respects to such balance sheet as of any prior period since the balance sheet as of February 23, 2002 is that of a reorganized entity.

      The Company's ability to meet its financial obligations will depend on the Company's future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Management believes, provided the holders of the $2,000,000 claim continue to permit the deferral of payment, the availability under its Facility, together with available cash and expected cash flows from 2002 operations and beyond, and other sources of financing will enable the Company to continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The accompanying Predecessor consolidated financial statements include the accounts of the Predecessor and Post Tool, Inc. ("Post Tool"), its wholly-owned subsidiary. All significant intercompany balances and transactions were eliminated in consolidation. During the eight months ended October 27, 2001, Post Tool was disposed of, therefore upon emergence from bankruptcy the Company did not include any subsidiaries. The results of Post Tool were included in continuing operations as this subsidiary was not deemed a separate segment under Accounting Principles Board, (APB) 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The sales of Post Tool for the year ended February 23, 2002, February 24, 2001 and February 26, 2000 were $1,085,612, $24,520,144 and $28,800,636, respectively, and the net loss was $2,235,688, $3,591,378 and $182,252, respectively.

      Fiscal Year - The Company's fiscal year end is the Saturday closest to the last day of February. Fiscal year 2001 ended on February 23, 2002, fiscal year 2000 ended on February 24, 2001, and fiscal year 1999 ended on February 26, 2000. For financial reporting purposes, fiscal year 2001 has been segregated into two periods; the Successor Company four months ended February 23, 2002 and the Predecessor Company eight months ended October 27, 2001. For interim reporting purposes, the Company closes its books on the Saturday of the thirteenth week of the fiscal quarter.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include inventories, sales return, allowance for doubtful accounts, and lives of long-lived assets. Actual results could differ from those estimates.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      Revenue Recognition - Revenue from retail operations is recognized at the time of sale. Revenue from catalog sales is recognized upon shipment to the customer. Allowance for sales returns, a component of net sales, is booked in the period in which the related sales are recorded. Membership income is deferred over the period of the related membership.

      Shipping and Handling - Shipping and handling revenue is included with net sales. The cost associated with shipping and handling revenue of approximately $284,900, $261,700, $1,261,800 and $1,187,300 for the four months ended February 23, 2002, the eight months ended October 27, 2001, fiscal year 2000 and fiscal year 1999, respectively, is reported in selling, general and administrative expenses.

      Inventories - The Company values inventories, which consist of merchandise held for resale, at the lower of cost (weighted average) or market. Vendor rebates directly related to inventory purchases are recorded when earned and such allowances reduce the inventoriable product costs based on inventory turns. The capitalization of vendor rebates and the capitalization of distribution costs under a full absorption policy were adopted upon the emergence from bankruptcy under fresh start accounting. Also under fresh start accounting, the Company adopted a policy whereby capitalized store supplies are expensed when distributed to the stores.

      Prepaid Catalog Expenses - The Company capitalizes direct costs relating to the production and distribution of its mail-order catalogs. These costs are charged to operations over the period during which revenues are derived from the mailings which is predominately one year or less from the date of mailing.

      Advertising Expense - Advertising and promotional costs, which include flyers, newspapers, television, radio and other media advertising, are expensed as incurred and were $1,499,453, $2,881,782, $6,532,751 and
      $7,015,485 for the four months ended February 23, 2002, eight months ended October 27, 2001, fiscal year 2000 and fiscal year 1999, respectively.

      Other Assets - Other assets consist mainly of security deposits and bank fees related to the new Facility which is being amortized over the life of the agreement. Accumulated amortization of deferred financing costs was $59,152 for the Successor Company. The deferred financing credit pertaining to the bank credit facility pertaining to the Predecessor Company was written off within the fresh-start accounting.

      Store Preopening Costs - The Company expenses, as incurred, all preopening costs related to each new retail store location, in accordance with SOP 98-5, "Reporting on Cost of Start-up Activities."

      Accounts Receivable - Customer accounts receivables are classified as current assets and include some which are due after one year, consistent with industry practice. Accounts receivable are shown net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on impaired accounts, historical charge-off patterns and management judgment. (Note 5).

      Property and Equipment - Property and equipment are stated at cost. When property is disposed of or sold, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings. Depreciation and amortization are provided on the straight-line method over the following estimated useful asset lives:

          Asset Classification                Estimated Useful Lives

          Equipment                           5 - 10 years
          Equipment under capital leases      Life of lease or life of asset,
                                              whichever is shorter
          Furniture and fixtures              10 years
          Building                            39.5 years
          Leasehold improvements              Initial lease term or life of
                                              asset, whichever is shorter

      Leases - Properties leased by the Company determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization. The properties under capital leases and leasehold improvements under operating leases are amortized on the straight-line method over the shorter of their useful lives or the related lease terms. The provision for amortization of leased properties is included in depreciation and amortization expense.

      Lease Interest - Lease interest represents the fair values assigned to the Company's lease rights under fresh start accounting and is being amortized as a charge to rent expense over the remaining lease terms. Accumulated amortization was $166,239 at February 23, 2002.

      The recoverability of the carrying value of lease interest is dependent upon the Company's ability to generate sufficient future cash flows from operations at each leased site, or in the case of a sale or disposition of a lease or leases, the continuation of similar favorable market rents. Accordingly, recoverability of this asset could be significantly affected by future economic market and competitive factors and is subject to the inherent uncertainty associated with estimates.

      Customer Prepayments - Advance payments received from customers are included in accrued expenses in the accompanying consolidated balance sheets and are recognized as revenue upon shipment.

      Concentration of Credit Risk - Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. The Company's accounts receivable credit risk is not limited to any particular customer. The Company maintains an allowance for potential credit losses. There are no customers which represent over 10% of revenue or which account for over 10% of accounts receivable.

      Fair Value of Financial Instruments - The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and its bank credit facility. The carrying amounts of the Company's financial instruments approximate fair value. The bank credit facility bears interest at variable market rates; therefore, the carrying amount approximates fair value.

      Credit Card Policy - The Company extends credit to customers through third-party credit cards, including its private-label credit card. Credit under these accounts is extended by third parties, and accordingly, the Company bears minimal financial risk from credit card fraud under these agreements. The Company's agreements with third-party credit companies provide for the electronic processing of credit approvals and electronic submission of transactions. Upon the submission of these transactions to the credit card companies, payment is transmitted directly to the Company's bank account usually within two to four days of the sales transaction. Amounts relating to fiscal year sales not received by the Company before year-end are included in accounts receivable in the accompanying consolidated balance sheets. Fees incurred on credit card sales are included in selling, general and administrative expenses.

      Income Taxes - Income taxes are provided using the asset and liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

      (Loss) Earnings Per Share - Basic loss/earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding (Note 10). For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common stock outstanding and the dilutive effect of common stock equivalents, such as stock options and warrants. Diluted net loss per share equals basic net loss per share as the inclusion of the common stock equivalents would have an anti-dilutive impact as a result of the net loss incurred in each of those years. Net loss/earnings per share for the eight months ended October 27, 2001 and years ended February 24, 2001 and February 26, 2000 were not presented because such presentation would not be meaningful, as the Class A and Class B stock was cancelled under the plan of reorganization and the new stock was not issued until consummation.

      Impairment of Long-Lived Assets - The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

      During fiscal year 2000, the balance of goodwill was determined to be impaired and was written off. Goodwill represented the excess of the purchase price over the fair market value of identified net assets acquired. Goodwill was being amortized using the straight-line method over a period of 20 years, the estimated useful life. Accordingly, the Company recognized $1,426,952 (including the impairments) and $351,588 of goodwill amortization during fiscal years 2000 and 1999, respectively.

      Comprehensive (Loss) Income - Comprehensive (loss) income equals net
      (loss) income for all periods presented.

      New Accounting Pronouncements - On February 25, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides accounting and reporting standards for derivatives, including those embedded in other instruments or contracts. Adoption of SFAS No. 133 did not have a significant impact on the consolidated financial position or the results of operations.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which was effective for business combinations initiated after June 30, 2001. The Company did not acquire any entity subsequent to June 2001, however the principles of SFAS No. 141 were applied in accordance with fresh start accounting.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 142 provides for cessation of amortization of goodwill and other intangible's considered to have indefinite lives and includes requirements for periodic tests of goodwill and indefinitely lived intangible assets for impairment. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company adopted SFAS 142 as part of its fresh-start accounting.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for impairments of long-lived assets to be either used in a business or disposed of by sale, and broadens the presentation of discontinued operations to encompass more discrete components of a business enterprise than were included under previous standards. The Company adopted SFAS No.144 as part of its fresh start accounting.

      In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company believes that the adoption of SFAS 145 will not have a material impact on its financial statements.

      Cash Flow Information - Supplemental cash flow information is as follows for the years ended February 26, 2000, February 24, 2001, and the eight months ended October 27, 2001 and the four months ended February 23, 2002:


                                                             Successor                      Predecessor
                                                          ----------------  ---------------------------------------------
                                                            Four Months      Eight Months   Fiscal Year    Fiscal Year
                                                               Ended            Ended          Ended          Ended
                                                           February 23,      October 27,   February 24,   February 26,
                                                               2002              2001          2001           2000
   Cash paid during the year for interest                    $    675         $  2,454     $   7,160        $  6,793
   Cash paid during the year for income taxes                      46                -             -             435
   Property acquired under capital lease obligations                -            2,920             -              83


     Reclassifications - Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

3.    REORGANIZATION PLAN AND FRESH START REPORTING

     As discussed above, the Plan was confirmed on October 17, 2001 and the Company emerged from Chapter 11 as Woodworkers Warehouse, Inc. on October 29, 2001. Pursuant to SOP 90-7, the Successor adopted fresh-start reporting in the accompanying condensed consolidated balance sheet as of October 27, 2001 to give effect to the reorganization as of such date.

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

     The Company's reorganization value of $1,488,000 was less than the fair value of net assets. In accordance with the purchase method of accounting, the excess of the revalued net assets over the reorganization value (negative goodwill) of approximately $400,000 was allocated to reduce proportionately the value assigned to noncurrent assets. The calculated reorganization value was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of management. Net deferred tax assets are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Finally, any accounting principle changes required to be adopted in the financial statements within the twelve months following the adoption of fresh-start reporting were adopted at the time fresh-start reporting was adopted.

     Adjustments to the Predecessor's balance sheet as of October 27, 2001 to reflect the forgiveness of debt and fresh start reporting adjustments are presented in the following table (in thousands):


                                                Predecessor    Forgiveness          Fresh-             Successor
                                                                 of Debt            Start

CURRENT ASSETS:
  Cash and cash equivalents                      $  12,860      $    --           $     --            $   12,860
  Accounts receivable, net                          12,093         (8,907) (a)          --            $    3,186
  Inventories                                       32,323           --               (1,886) (b)         30,437
  Prepaid expenses and other current assets          2,316           --                 (335) (c)          1,981
                                                 ---------      ---------         ----------          ----------

Total current assets                                59,592         (8,907)            (2,221)             48,464

PROPERTY AND EQUIPMENT, Net                         11,236           --               (6,949) (d)          4,287

LEASE INTEREST, Net                                   --             --                1,769  (d)          1,769

OTHER ASSETS                                           715           --                  --                  715
                                                 ---------      ---------         ----------          ----------

TOTAL ASSETS                                     $  71,543      $  (8,907)        $   (7,401)         $   55,235
                                                 =========      =========         ==========          ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Bank credit facility                           $  35,558      $    --           $      --           $   35,558
  Note payable to officer                            3,500         (3,500) (a)           --                 --
  Current portion of capital lease
   obligations                                         364           --                  896  (d)          1,260
  Post-petition accounts payable                     4,471                               --                4,471
  Pre-petition accounts payable                     35,224        (33,224) (a)           --                2,000
  Accrued expenses                                   9,477           --               (1,725) (e)          7,752
  Net current liabilities of
    discontinued operations                         12,278        (12,278) (a)           --                 --
                                                 ---------      ---------         ----------          ----------

Total current liabilities                          100,872        (49,002)              (829)             51,041
                                                 ---------      ---------         ----------          ----------

CAPITAL LEASE OBLIGATIONS, NET
  OF CURRENT PORTION                                 1,293           --                1,413  (d)          2,706

STOCKHOLDERS' (DEFICIT) EQUITY:
  Common stock (old), $.01 par value:
    Class A                                             65           --                  (65) (a)              0
    Class B                                             46                               (46) (a)             (0)
Common stock (new), $.01 par value                    --               56 (a)            --                   56
Additional paid-in capital                          41,631          1,432 (a)        (41,631) (a)          1,432
Retained (deficit) Equity                          (69,904)        38,607 (a)         31,297  (a)           --
Less: 500,000 Class A shares held in treasury       (2,460)          --                2,460  (a)           --
                                                 ---------      ---------         ----------          ----------

Total stockholders' (deficit) equity               (30,622)        40,095             (7,985)              1,488
                                                 ---------      ---------         ----------          ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  (DEFICIT) EQUITY                               $  71,543      $  (8,907)        $   (7,401)         $   55,235
                                                 =========      =========         ==========          ==========

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

     Pro Forma Combining Statements of Operations - The following unaudited pro forma combining statements of operations present the pro forma combined results of the operations of the Successor and Predecessor companies for the fifty-two weeks ended February 23, 2002 and have been adjusted to reflect: the implementation of fresh-start reporting as of October 27, 2001, elimination of the effects of non-recurring transactions resulting from the reorganization included in the results of the Predecessor, and forgiveness of debt creditors pursuant to the Plan as of October 27, 2001 ($ in thousands):


                                                                                                              Pro Forma
                                                          Successor       Predecessor                         Fiscal Year
                                                         Four Months      Eight Months                          Ended
                                                            Ended            Ended       Pro Forma           February 23,
                                                         February 23,     October 27,    Adjustments             2002
                                                             2002             2001       (unaudited)         (unaudited)

          Net sales                                      $   44,822     $    66,294     $      -             $  111,116
          Cost of sales                                      30,998          47,096         1,800 (a)            79,894
                                                         ----------     -----------     ---------            ----------

          Gross profit                                       13,824          19,198        (1,800)               31,222
          Selling, general and administrative
          expenses                                           13,466          25,368        (1,664) (b)           37,170
          Reorganization charges                                 -            1,645        (1,645) (c)              -
                                                         ----------     -----------     ---------            ----------
          Operating (loss) income                               358          (7,815)        1,509                (5,948)
          Interest expense, net                                 472           2,298        (1,458) (d)            1,312
          Income (loss) before income taxes,
          discontinued operations and extraordinary
          items                                                (114)        (10,113)        2,967                (7,260)
                                                         ----------     -----------     ---------            ----------

          (Loss) income before discontinued
          operations and extraordinary items                   (114)        (10,113)        2,967                (7,260)
          Discontinued operations:
               Loss on disposal                                  -            (279)           279 (c)                -
               Loss from discontinued operations                 -               -             -                     -
                                                         ----------     -----------     ---------            ----------

          (Loss) income before extraordinary items             (114)        (10,392)        3,246                (7,260)
          Extraordinary gain - cancellation of debt              -           38,607       (38,607) (c)               -
                                                         ----------     -----------     ---------            ----------

          Net (loss) income                              $     (114)    $    28,215     $ (35,361)           $   (7,260)
                                                         ==========     ===========     =========            ==========

(a) Reflects full absorption accounting for distribution costs and vendor rebates directly related to inventory purchases (see Inventories under Note 2).

(b) Reflects the impact of the conversion of fixture and equipment operating leases to capital leases and the revaluation and/or the change in the related estimated remaining useful lives of property and equipment, property under capital leases, and leasehold interest in connection with fresh start reporting.

(c) Reflects elimination of reorganization items, loss on disposal of discontinued operations, and extraordinary gain on debt discharge.

(d)   Reflects interest expense on the Facility.

      Reorganization Items - The Predecessor provided for or incurred the following income (expense) items during the eight months ended October 27, 2001, directly associated with the Chapter 11 reorganization proceedings (in thousands):


                                                           Eight Months
                                                              Ended
                                                           October 27,
                                                               2001

        Bonuses for retention of key employees           $         347
        Professional fees                                        2,502
        Occupancy and other store closing costs                     41
        Relocation costs                                           609
        Loss on disposal of Post Tool                            2,020
        Net asset/liabilities written off                          910
        Lease asset sale proceeds                               (4,562)
        Miscellaneous income                                       (34)
        Miscellaneous expense                                      144
        Interest income                                           (332)
                                                            -----------

        Total reorganization charge                          $   1,645
                                                             =========


      As the Successor applied fresh start accounting, there were no additional expenses related to the Chapter 11 reorganization proceedings during the four months ended February 23, 2002.

4.    DISCONTINUED OPERATIONS

      On August 11, 2000, the Predecessor disposed of its golf business. The consolidated financial statements of the Predecessor have been presented to reflect the disposition of the golf business in accordance with APB Opinion No. 30. Accordingly, revenues, expenses, and cash flows of the golf division have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. The net liabilities of the golf business have been reported as "net current liabilities of discontinued operations" in the accompanying consolidated balance sheets; the net operating losses of the golf division have been reported as "net loss from discontinued operations" in the accompanying consolidated statements of operations; the net loss from the disposal of the golf division has been presented as "net loss on disposal"; and the net cash flows of the golf division have been reported as "net cash used in discontinued operations" in the accompanying consolidated statements of cash flows. Net sales for the golf division were approximately $55,189,000 and $92,448,000 for fiscal years 2000 and 1999, respectively.

      Net liabilities of discontinued operations were as follows (in thousands):


                                                           Predecessor
                                                           February 24,
                                                              2001

     Accounts receivable, net                             $     2,607
     Pre-petition accounts payable                            (13,620)
     Post-petition accounts payable                                (7)
     Accrued expenses                                          (2,571)
     Deferred liabilities
                                                                 (451)
                                                          -----------
                                                          $   (14,042)
                                                          ===========


5.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following (in thousands):

                                                  Successor      Predecessor
                                                 February 23,    February 24,
                                                     2002            2001



     Credit card receivables                      $    1,285      $    1,048
     Vendor rebates                                    1,418               -
     Other                                               998           1,527
     Trade receivables                                   428             813
     Allowance for doubtful accounts                    (306)           (440)
                                                  ----------      ----------

                                                  $    3,823      $    2,948
                                                  ==========      ==========


                                                   Balance,    Charged to
                                                Beginning of   Costs and                                   Balance,
                                                   Period       Expenses            Deductions          End of Period
Allowance For Doubtful Accounts
February 26, 2000, Predecessor                      $175          $ 71                 $  7                  $239
February 24, 2001, Predecessor                      $239          $201                  $  -                 $440
October 27, 2001, Predecessor                       $440          $  -                  $134                 $306
February 23, 2002, Successor                        $306          $  -                  $  -                 $306


6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following (in thousands):

                                                    Successor       Predecessor
                                                   February 23,    February 24,
                                                       2002            2001

     Other                                           $  581          $1,475
     Prepaid advertising                                416             145
     Prepaid rent                                        54              36
                                                     ------          ------
                                                     $1,051          $1,656
                                                     ======          ======


7.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):



                                                             Successor         Predecessor
                                                            February 23,      February 24,
                                                                2002              2001

       Land                                                   $   175             $  186
       Building                                                   527               672
       Furniture and fixtures                                     262              6,150
       Equipment                                                  123             15,253
       Equipment under capital lease                            2,920              2,453
       Leasehold improvements                                     449              5,094
                                                              -------           --------

                                                                4,456             29,808
                                                              -------           --------

       Less - accumulated depreciation and amortization           498             16,809
                                                              -------           --------

                                                              $ 3,958           $ 12,999
                                                              =======           ========

      Property under capital leases totaled $2,920,000 at February 23, 2002 and $2,453,000 at February 24, 2002. At February 23, 2002 and February 24, 2001, the accumulated depreciation associated with equipment under capital lease was approximately $440,000 and $1,826,000, respectively. Depreciation expense, including amortization of assets under capital leases, was $497,000 $2,086,000 $2,126,000 and $3,866,000 for the four months ended February 23, 2002, eight months ended October 27, 2001, the year ended February 24, 2001 and the year ended February 26, 2002.

8.    DEBT

      Bank Credit Facility - Pursuant to the Plan discussed in Note 3, on October 29, 2001, the Company entered into a $30,000,000 Senior Secured Revolving Credit Facility with Bank of America (the "Facility"). At February 23, 2002 the Company had approximately $20,878,000 of borrowings outstanding and approximately $15,200 of letters of credit outstanding. The Facility is secured by all of the Company's assets and bears interest equal to LIBOR plus 3.25% (4.99% at February 23, 2002) or the bank reference rate plus 1.00% (5.75% at February 23, 2002) at the Company's option. Under the Facility, the Company's borrowing base through March 31, 2002 is 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by merchandise letters of credit, plus 85% of the value of eligible credit card and trade accounts receivable plus $500,000 against the value of the Company's Seabrook, NH facility plus an over advance availability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next thirty days and $2.0 million thereafter with amortization of $166,667 per month beginning February 28, 2002.

      After March 31, 2002 the Company's borrowing base is equal to the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidated value of the inventory from an appraiser acceptable to Bank of America, plus 50% of the value of inventory covered by merchandise letters of credit plus 85% of the value of eligible credit card and trade accounts receivable plus $600,000 through October 31, 2002 and $500,000 thereafter against the value of the Successor's Seabrook, NH facility until the facility is sold. The total availability at February 23, 2002 was approximately $3,800,000. The agreement was subsequenty amended on August 22, 2002 to fix the overadvance availability at $1,167,000 through October 31, 2002, at which time the overadvance availability will decrease monthly by $233,000 until the overadvance availability is reduced to zero. An orderly liquidated valuation of inventory was done as of March 4, 2002 resulting in same 65% advance rate. The Facility contains a financial covenant of a fixed charge coverage and other non financial covenants. In addition, the Facility requires that the Company have $3.0 million of availability after payment of $2.0 million to settle pre-petition general unsecured claims (see Note 1). The Company was in compliance with all the covenants. The Facility matures on October 29, 2003. The Facility is classified as a current liability due to the agreement including a subjective acceleration clause and an agreement to maintain blocked account arrangements.

9.    INCOME TAXES

     The components of the (benefit) provision for income taxes shown in the consolidated statements of operations are as follows (in thousands):


                                                  Successor                           Predecessor
                                      ----------------------------------   ----------------------------------
                                         Four Months     Eight Months        Fiscal Year       Fiscal Year
                                            Ended            Ended              Ended             Ended
                                        February 23,      October 27,       February 24,      February 26,
                                            2002             2001               2001              2000
         Current:
           Federal                         $  --           $  --               $   --             $  --
           State                              --              --                   --                --
                                           -----           -----               ------             -----

         Total                             $  --           $  --               $   --             $  --
                                           =====           =====               ======             =====

         Deferred:
           Federal                         $ 301           $(185)              $   --             $   3
           State                              82             (50)                  --                22
         Valuation Allowance                (383)            235                   --                --
                                           -----           -----               ------             -----
         Total                             $  --           $  --               $   --             $ (25)
                                           =====           =====               ======             =====

      The reconciliation of the federal statutory rate to the benefit for income taxes is as follows:


                                                      Successor                                 Predecessor
                                              --------------------------             -----------------------------
                                               Four Months     Eight                  Fiscal Year       Fiscal
                                                  Ended       Months                    Ended            Year
                                               February 23,     Ended                 February 24,       Ended
                                                   2002      October 27,                  2001        February 26,
                                                                2001                                     2000
        Income tax benefit at federal
        statutory rate                              34%           34%                       34%           34%
        State taxes, net of federal benefit          9             9                         6             6
        Increase in valuation allowance            (43)          (43)                      (40)           (40)
                                                  ----          ----                      ----           ----
                                                     0%            0%                        0%             0%
                                                  ====          ====                      ====           ====

      Significant items giving rise to deferred tax assets and deferred tax liabilities at February 23, 2002 and February 24, 2001 are as follows:


                                                 Successor         Predecessor
                                                  Company            Company
                                                February 23,       February 24,
                                                    2002               2001

      Inventories                                    $452            $  931
      Prepaid catalog                              (1,181)                -
      State operating loss carryforward             6,523             6,523
      Federal operating loss carryforward           9,048            17,046
      Other nondeductible reserves and accruals     1,894             2,148
      Depreciation and amortization                   426              (337)
                                                      ---

      Net                                          17,162            26,311

      Valuation Allowance                         (17,162)          (26,311)
                                                  -------           -------

      Net asset                                   $    -            $    -
                                                  =======           =======


      At February 23, 2002, the Company had in excess of $2,600,000 of federal loss carry-forwards, which are subject to review by the Internal Revenue Service. The reorganization which occurred during the bankruptcy proceedings resulted in an ownership change (within the meaning of IRC
      Section 382). This change may result in further limitations on the company's ability to utilize these loss carryforwards in the event that the company elects out of certain exceptions available to it under Section 382 of the code.

      As a result of the bankruptcy proceedings, the company realized certain cancellation of indebtedness income. This income was excluded from the Company's gross income for federal income tax purposes; however the Company was required to reduce the amount of certain tax attributes including current year losses and net operating loss carry-forwards by the amount of that cancellation of indebtedness pursuant to Section 108 of the code. Future financial statement benefit of the net operating losses will be recognized as realized. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Accordingly, because of the Company's limited operating history, management has provided a valuation allowance for the full amount of the deferred tax asset due to the uncertainty of realization.

      At February 24, 2001, the Company had in excess of $40,000,000 of federal loss carry-forwards, which are subject to review by the Internal Revenue Service. The reorganization of the Company may result in an ownership change (within the meaning of IRC Section 382). This will result in limitations on the Company's ability to utilize the loss carry-forwards. In addition, the Company expects to realize cancellation of indebtedness income in connection with the reorganization, which will serve to further reduce or limit the use of loss carry-forwards. Future financial statement benefit of the net operating losses will be recognized as realized.

10.   STOCKHOLDERS' EQUITY

      Pursuant to the Plan, upon emergence from bankruptcy all shares of the Class A and Class B common stock, treasury stock and preferred stock were cancelled along with the outstanding stock options under the 1993 Employee Stock Option Plan (the "Option Plan") and the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (the "Director Plan").

      A total of 7,500,000 shares, par value $0.01 per share, of new common stock have been authorized with 5,280,000 shares to be issued as payment for pre-petition liabilities and 360,000 shares to management. Under the Plan we are required to issue new common stock, however, as of February 23, 2002 the new common stock shares had not been issued. The delay in the issuance of the new shares is that the Bankruptcy Court has not yet issued a final decree. There are 1,500,000 shares reserved for stock option grants. Based on performance of the Company, under employment agreements with certain officers, there is a potential grant of 180,000 shares to management. Each holder of new common stock has one vote per share and is entitled to dividends when and if declared by the Board of Directors, however, dividend payments are restricted under the terms of the Facility. The Company does not expect to pay dividends in the foreseeable future.

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

      Activity under the previous plans (the Option Plan and the Director Plan) and the Incentive Plan is summarized as follows:

                                                       Successor Plan
                                              --------------------------------
                                                  Long-Term Incentive Plan
                                                                    Exercise
                                                                     Price
                                                  Number              Per
                                                of Shares            Share
         Outstanding, February 24, 2001                --                --
         Cancelled                                     --                --
                                              -----------        -----------

         Outstanding, October  27, 2001                --
                                              ===========        ===========

         Granted                                1,102,600              0.26
         Terminated                                    --
         Exercised                                     --                --
                                              -----------        -----------

         Outstanding, February 23, 2002         1,102,600              0.26
                                              ===========        ===========

         Exercisable, February 23, 2002           100,000              0.26
                                              ===========        ===========

         Weighted Average Fair Value                   --              0.26
                                              ===========        ===========

                                                                              Predecessor Plans
                                             -------------------------------------------------------------------
                                                       Option Plan                      Director Plan
                                                                 Exercise                            Exercise
                                                                  Price                                Price
                                                Number             Per               Number             Per
                                               of Shares          Share            of Shares           Share
         Outstanding, February 24, 2001        1,354,495        $        --             42,000      $        --
         Cancelled                            (1,354,495)                --            (42,000)              --
                                              -----------        -----------       -----------      -----------

         Outstanding, October  27, 2001               --                 --                 --               --
                                              ===========        ===========       ===========      ===========

         Granted                                      --                 --                 --               --
         Terminated                                   --                 --                 --               --
         Exercised                                    --                 --                 --               --
                                              -----------        -----------       -----------      -----------

         Outstanding, February 23, 2002               --                 --                 --               --
                                              ===========        ===========       ===========      ===========

         Exercisable, February 23, 2002               --                 --                 --               --
                                              ===========        ===========       ===========      ===========


      Set forth below is a summary of options outstanding and exercisable as of February 23, 2002.

                                       Options Outstanding                              Options Exercisable
                                            Weighted           Weighted
                       Range of             Average             Average                               Weighted
                       Exercise             Exercise           Contract                               Average
         Shares         Prices               Price               Life                   Shares     Exercise Price
       1,102,600        $0.26               $ 0.26               4.87                  100,000         $ 0.26

      The Company accounts for its stock-based compensation plans under the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has computed the pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," for all stock options granted as of February 23, 2002 using the Black-Scholes option-pricing model.

      The assumptions used and the weighted average information for the four months ended February 23, 2002 are as follows:


                                                                          February 23,
                                                                              2002
        Risk-free interest rate                                           4.16 - 4.32%
        Expected dividend yield                                                     0%
        Expected lives                                                         5 years
        Expected volatility                                                        85%
        Weighted average grant-date fair value of options granted
          during the period                                                      $0.26
        Weighted average exercise price of options
          Outstanding                                                            $0.26
        Weighted average remaining contractual life of options
          Outstanding                                                       4.87 years

      The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. In the Company's opinion, because the Company's stock-based compensation awards have characteristics significantly different from traded options and because changes in the subjective assumptions can materially affect the fair value estimate, the results obtained from the valuation model do not necessarily provide a reliable single measure of the value of its stock-based compensation awards.

      The effect of accounting for stock-based compensation under the fair value method prescribed in SFAS No. 123 would be as follows (in thousands, except per share amounts):


                                                                   Successor
                                                               Four Months Ended
                                                                  February 23,
                                                                      2002

             As reported net loss                                  $    (114)

             Pro forma net loss                                    $    (119)

             Pro forma basic and diluted net loss per share        $    (.02)


      The Company applied the fresh start accounting thereby eliminating the Predecessor's equity. Accordingly, the prior periods are not comparable with the Successor's four months ended February 23, 2002.

11.   TRANSACTIONS WITH RELATED PARTIES AND STOCKHOLDERS

      The Predecessor had a lease arrangement with Mystic United Realty Trust (Mystic), for warehouse space at its Chelsea, Massachusetts, facility (the Chelsea facility) under a non-cancelable lease through 2005. The chief executive officer/principal stockholder of the Predecessor was a trustee and beneficiary of Mystic. Under the lease, the Predecessor was required to pay to Mystic, in the form of additional rent, all insurance, real estate taxes, maintenance and operating cost related to the leased premises, which approximate $0.4 million annually. This lease was terminated in December 2000.

      During the fourth quarter of fiscal year 1999, the Predecessor's chief executive officer/principal stockholder and his spouse, who was also a principal stockholder of the Predecessor, made interest-free, unsecured demand loans to the Predecessor in the aggregate amount of $3,000,000. All these loans were repaid at February 26, 2000.

      During the second quarter of fiscal 2000, the Predecessor's chief executive officer/principal stockholder made interest-free unsecured loans to the Predecessor in the aggregate amount of $3.5 million. These loans are presented as note payable to the officer in the accompanying consolidated balance sheet as of February 24, 2001. Pursuant to the Plan the $3.5 million loan was forgiven.

12.   COMMITMENTS AND CONTINGENCIES

      The Company leases retail space, office space, and warehouse space, under operating leases with various expirations dates through July, 2029. Renewal options from five to 15 years exist on the majority of retail properties. Rent and related expenses charged to operations during the four months ended February 23, 2002, the eight months ended October 27, 2001, fiscal year 2000 and fiscal year 1999 were approximately $3,002,000, $6,329,000, $12,100,000 and $19,100,000, respectively.

      In addition, the Company has several lease agreements for computers and equipment that qualify for capitalized treatment under SFAS No. 13, Accounting for Leases. These agreements require monthly payments including interest at rates ranging from 8.0% to 9.0% and expire at various dates through April 2006.

      Future minimum lease payments under capital and operating leases in excess of one year through all option periods, unless management intends not to renew at such point in time, are as follows:


                                                                Capital      Operating
      Fiscal Year                                               Leases         Leases
          2002                                               $  1,421        $  6,485
          2003                                                  1,096           6,085
          2004                                                    814           5,988
          2005                                                    356           5,920
          2006                                                     60           5,718
         Thereafter                                                --          40,648
                                                             --------        --------

         Total minimum lease payments                           3,747        $ 70,844
                                                                             ========
         Less amounts representing interest                       412
                                                             --------

         Present value of total minimum lease payments          3,334
         Less current portion                                  (1,252)
                                                             --------

         Long term portion                                   $  2,083
                                                             ========

      Litigation - The Company is party to various types of litigation in the ordinary course of business. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

13.   PROFIT SHARING PLAN

      The Company maintains a profit sharing plan that provides for tax deferred employee benefits under Section 401(k) of the Internal Revenue Code. The profit sharing plan allows employees to make contributions, a portion of which will be matched by the Company, up to the lesser of 3% of an employee's salary or the minimum amount allowed by law, as defined. The Company may elect to make an additional discretionary contribution in any profit sharing plan year. There were no discretionary company contributions made during the fiscal years ended February 23, 2002, February 24, 2001, and February 26, 2000. The Company's contributions vest at a rate of 20% per year, beginning after one year of employment. The Company has made matching contributions of approximately $33,000 for the four month period ended February 23, 2002, $97,000 for the eight month period ended October 27, 2001, $200,000 for the fiscal year ended February 24, 2001, and $300,000 for the fiscal year ended February 26, 2000. The Company pays the administrative costs of the profit sharing plan.

14.   SIGNIFICANT VENDOR

      Purchases from the Company's largest single supplier were 31.5%, 16.1% and 8.8% of total purchases for the years ended February 23, 2002, February 24, 2001 and February 26, 2000, respectively.

15.   SELECTED INFORMATION BY BUSINESS SEGMENTS

      The Company reports segment information according to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available which is evaluated regularly by the chief operating decision maker, or decision makers, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer.

      The Company sells its products through its Woodworkers Warehouse retail stores and its catalogs. These businesses have been aggregated into their respective reportable segments based on the management reporting structure. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. This information excludes financial data related to the discontinued golf business.

      Information as to the operations of the different continuing business segments is set forth below (in thousands):

                                             Successor                        Predecessor
                                            Four Months       Eight Months    Fiscal Year         Fiscal Year
                                               Ended             Ended          Ended                Ended
                                           February 23,       October 27,     February 24,        February 26,
                                               2002               2001           2001                 2000
Net sales
  Retail                                   $    42,534       $     63,626     $  140,917          $  156,903
  Catalog                                        2,288              2,668         13,792              21,280
                                           -----------       ------------     ----------          ----------

                                           $    44,822       $     66,294     $  154,709          $  178,183
                                           ===========       ============     ==========          ==========

Income (loss) from
  continuing operations:
  Retail                                  $      2,838       $     (1,382)    $   (3,710)         $   10,476
  Catalog                                         (253)               266           (876)              3,840
  General corporate                             (2,699)            (8,997)       (17,676)            (14,436)
                                           -----------       ------------     ----------          ----------

                                           $      (114)      $    (10,113)    $  (22,262)         $     (120)
                                           ===========       ============     ==========          ==========

Identifiable assets:
  Retail                                   $    34,591             *          $   67,007          $  118,698
  Catalog                                        1,967             *               2,123              10,994
  General corporate                              4,852             *              11,812              19,216
                                           -----------       ------------     ----------          ----------

                                           $    41,410             *          $   80,942          $  148,908
                                           ===========       ============     ==========          ==========

Depreciation and amortization
  Retail                                   $       619       $      1,448     $    1,134          $    3,009
  Catalog                                            5                 39             80                 140
  General corporate                                 39                599            912                 717
                                           -----------       ------------     ----------          ----------

                                           $       663       $      2,086     $    2,126          $    3,866
                                           ===========       ============     ==========          ==========

Capital expenditures
  Retail                                   $       139       $        255     $      552          $      695
  Catalog                                            7                 11             -                   39
  General corporate                                 21                119             -                3,036
                                           -----------       ------------     ----------          ----------

                                           $       167       $        385     $      552          $    3,770
                                           ===========       ============     ==========          ==========

         * Identifiable assets for the Predecessor Company are not meaningful.

     The Company operates from a single distribution center for its Woodworkers Warehouse operations and utilizes common labor pools, common management at the corporate level and a single telemarketing sales force. As a result, many of the expenses of the Company are shared between the business segments and are reflected as general corporate expenses.

16.  QUARTERLY RESULTS OF OPERATIONS (UNADUITED)

     The following summarized unaudited results of operations for fiscal years 2001 and 2000 have been accounted for using principles generally accepted in the United States of America for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) that the Company considered necessary for the fair presentation of results for the interim periods shown below. (In thousands, except per share amounts):


                                                        Predecessor   Predecessor     Predecessor        Successor       Successor
                                                           First        Second      Two Months End    One Months End      Fourth
                                                          Quarter       Quarter    October 27, 2001   November 24, 2001    Quarter
         Fiscal year 2001
           Net sales                                    $   27,083   $     23,126     $   16,085         $    9,150      $   35,672
           Gross profit                                      8,083          6,933          4,182              2,632          11,192
           Loss from continuing operations                  (6,316)           551         (4,352)              (553)            439
           Loss on discontinued operations                     (55)            --             --                 --              --
           Loss on disposal of discontinued operations          --           (169)    $      (50)                --              --
           Extraordinary gain                                   --             --         38,607                 --              --
           Net (loss) income                                (6,371)           382         34,205               (553)            439
         Basic and diluted loss per share:
           Loss before discontinued operations and
           extraordinary items                               *            *                 *                 (0.10)     $     0.08
           Discontinued operations                           *            *                 *                    --              --
           Extraordinary gain                                *            *                 *                    --              --
                                                        ----------   ------------     -----------        ----------      ----------
           Net loss                                          *            *                 *            $    (0.10)     $     0.08
                                                        ==========   ============     ===========        ==========      ==========

           Weighted average shares outstanding
          (Note 10) - basic and diluted                      *            *                 *             5,640,000       5,640,000
                                                        ==========   ============     ===========        ==========      ==========


                                                            Predecessor   Predecessor           Predecessor            Predecessor
                                                               First        Second                 Third                 Fourth
                                                              Quarter       Quarter               Quarter                Quarter
Fiscal year 2000
  Net sales                                              $   44,132       $  34,475            $    34,982             $   41,120
  Gross profit                                               12,003           8,655                 10,647                 12,406
  Loss on discontinued operations                            (2,608)         (5,789)                  (578)                     -
  Loss on disposal of discontinued operations                     -         (22,087)                    16                    217
  Net loss                                                   (3,814)        (37,676)                (4,805)                (6,796)
Basic and diluted loss per share:
Loss before discontinued operations and
extraordinary items                                              *                *                  *                      *
Discontinued operations                                          *                *                  *                      *
Extraordinary gain                                               *                *                  *                      *
  Net loss                                                   ----------       ---------        -------------         --------------
                                                                 *                *                  *                      *
  Weighted average shares outstanding - basic and diluted    ==========       =========        =============         ==============

                                     * * * *

  (b)    EXHIBITS

          Exhibit Number                                                                              Reference
          --------------                                                                              ---------
               2.1            Order Confirming First Amended Joint Reorganization
                              Plan of Trend-Lines, Inc. and the Official Committee
                              of Unsecured Creditors, dated as of October 17, 2001.                      A

               2.2            First Amended Joint Reorganization Plan of
                              Trend-Lines, Inc. and the Official Committee of
                              Unsecured Creditors, dated as of September 7, 2001.                        A

               2.3            Joint Motion to Approve Nonmaterial Modification
                              to First Amended Joint Reorganization Plan of
                              Trend-Lines, Inc. and Official Committee of
                              Unsecured Creditors dated as of October 11, 2001.                          A

               2.4            First Amended Disclosure Statement with Respect to
                              First Amended Joint Reorganization Plan of
                              Trend-Lines, Inc. and the Official Committee of
                              Unsecured Creditors, dated as of September 7, 2001.                        A

               3.01           Certificate of Incorporation                                               B

               3.02           By-Laws                                                                    B

               10.01          Woodworkers Warehouse 2001 Long Term Incentive
                              Plan                                                                       C

               10.02          Employment Agreement dated October 29, 2001,
                              between Walter S. Spokowski and the Company.                                  C

               10.03          Employment Agreement dated June 21, 2002,
                              between Rick C. Welker and the Company.                                    C

               10.04          Credit Agreement dated October 29, 2001 Bank of
                              America and the Company.                                                   C

               10.05          Amendment No. 2 to the Credit Agreement dated
                              August 2002, between Bank of America and the
                              Company.                                                                   C

               10.06          Severance Agreement dated July 24, 2002 between the
                              Company and Ronald Franklin.                                               C

               99.1           Certificate of Chief Executive Officer.                                    C

               99.2           Certificate of Chief Financial Officer.                                    C


---------------

     A Filed with the Securities and Exchange Commission as an exhibit to the registrant's Form 8-K as filed with the Securities and Exchange Commission on October 31, 2001 and incorporated herein by reference.

     B Filed with the Securities and Exchange Commission as an exhibit to the registrant's Form 8-A as filed with the Securities and Exchange Commission on October 30, 2001 (File Number 000-33289) and incorporated herein by reference.

     C.  Filed Herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WOODWORKERS WAREHOUSE, INC.


Date: 8/27/02                 By: /s/ Walter S. Spokowski
     ---------                   --------------------------------------------
                                 Walter S. Spokowski, President and Chief
                                 Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                                      TITLE                                     DATE
---------                                      -----                                     ----
/s/ Walter S. Spokowski
_______________________                        Director, President and Chief             8/27/02
Walter S. Spokowski                            Executive Officer

/s/ Rick C. Welker
_______________________                        Vice President and Chief Financial        8/27/02
Rick C. Welker                                 Officer

/s/ Richard Mandell
_______________________                        Director                                  8/27/02
Richard Mandell

/s/ Joseph Nusim
_______________________                        Director                                  8/27/02
Joseph Nusim

/s/ Gary A. Nacht
_______________________                        Director                                  8/27/02
Gary A. Nacht

/s/ Edward Solomon
_______________________                        Director                                  8/27/02
Edward Solomon

/s/ Bruce Berg
_______________________                        Director                                  8/27/02
Bruce Berg

/s/ Ronald A. Kaplan
_______________________                        Director                                  8/27/02
Ronald A. Kaplan

