Form 10-Q
period 2002-05-25
WOODWORKERS WAREHOUSE INC
filed 2002-08-28
CIK 1161625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 25, 2002 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

         ------------------  TO  -----------------

Commission file number   0-24390

                           WOODWORKERS WAREHOUSE, INC.
                          (formerly Trend-Lines, Inc.)
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                  04-3579658
  -------------------------------                 --------------------
  (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)



126 Oxford Street, Lynn, Massachusetts                   01901
---------------------------------------               ----------
(Address of Principal Executive Offices)              (Zip Code)



                                (781) 853 - 0900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes ______ No   X

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    X    No_____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Upon the Company's reorganization and emergence from bankruptcy on October 29, 2001, all of the Company's Class A and Class B common stock, treasury stock, preferred stock and outstanding stock options under the 1993 Employee Stock Option Plan and the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors were cancelled. A total of 7,500,000 shares, par value $0.01 per share, of common stock have been authorized and the Company is required to issue 5,280,000 shares as payment for pre-petition liabilities and 360,000 shares to management. As of the date of this Form 10-Q, these shares had not yet been issued, were unable to trade, and thus no aggregate market value can be determined at this time. When the shares are issued, they will be deemed to have been issued as of October 29, 2001.

                           WOODWORKERS WAREHOUSE, INC.

                                      INDEX



                                                                           Page
                                                                           ----

Part I - Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets
          May 25, 2002 (Unaudited) and February 23, 2002                      3

          Consolidated Statements of Operations
          Three Months Ended May 25, 2002 (Unaudited) (Successor) and
          May 26, 2001 (Unaudited) (Predecessor)                              4

          Consolidated Statements of Cash Flows
          Three Months Ended May 25, 2002 (Unaudited) (Successor) and
          May 26, 2001 (Unaudited) (Predecessor)                              5

          Notes to Consolidated Financial Statements                       6-11

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                       12-17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         17

Part II - Other Information

Item 1.   Legal Proceedings                                                  18

Item 2.   Changes in Securities and Use of Proceeds                          18

Item 3.   Defaults Upon Senior Securities                                    18

Item 4.   Submission of Matters to a Vote of Security Holders                18

Item 5.   Other Information                                                  18

Item 6.   Exhibits and Reports on Form 8-K                                   18


Signatures                                                                   19

                           WOODWORKERS WAREHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                      (Unaudited)
                                                                         May 25    February 23,
                                                                          2002        2002
                                                                       ----------  ------------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                       $    222    $    519
       Accounts receivable, net                                           2,322       3,823
       Inventories                                                       32,352      29,586
       Prepaid expenses and other current assets                            930       1,051
                                                                       --------    --------
                  Total current assets                                   35,826      34,979

PROPERTY AND EQUIPMENT, NET                                               3,664       3,958

LEASE INTEREST, NET                                                       1,524       1,602

OTHER ASSETS                                                                828         871
                                                                       --------    --------
                                                                       $ 41,842    $ 41,410
                                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Bank credit facility                                            $ 23,918    $ 20,878
       Current portion of capital lease obligations                       1,111       1,252
       Post-Petition accounts payable                                     8,023       8,941
       Pre-Petition accounts payable                                      2,000       2,000
       Accrued expenses                                                   3,132       3,125
       Deferred liabilities                                                 961       1,243
       Other current liabilities                                            230         514
                                                                       --------    --------

                  Total current liabilities                              39,375      37,953
                                                                       --------    --------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                         1,888       2,083
                                                                       --------    --------

STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value -7,500,000 shares authorized and         56          56
         5,640,000 shares outstanding
       Additional paid-in capital                                         1,432       1,432
       Accumulated deficit                                                 (909)       (114)
                                                                       --------    --------
                  Total stockholders' equity                                579       1,374
                                                                       --------    --------
                                                                       $ 41,842    $ 41,410
                                                                       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                           WOODWORKERS WAREHOUSE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                    (Unaudited)
                                                                Three Months Ended
                                                                           Predecessor Company
                                                             May 25, 2002     May 26, 2001
                                                             ------------     ------------

Net sales                                                    $    27,995      $    27,083
Cost of sales                                                     19,024           19,000
                                                             -----------      -----------

     Gross profit                                                  8,971            8,083

Selling, general and administrative expenses                       9,438           10,575
Reorganization expense                                                 -            2,825
                                                             -----------      -----------

     Loss from operations                                           (467)          (5,317)

Interest expense, net                                                328              999
                                                             -----------      -----------

     Loss before provision for income taxes
      and discontinued operations                                   (795)          (6,316)

Provision for income taxes                                             -                -
                                                             -----------      -----------

Loss from continuing operations                                     (795)          (6,316)

Loss from discontinued operations                                      -              (55)

                                                             -----------      -----------

           Net loss                                          $      (795)     $    (6,371)
                                                             ===========      ===========

Basic and diluted loss per share
     Loss before discontinued operations                     $     (0.14)               *
     Discontinued operations                                           -                *
                                                             -----------      -----------
Net loss                                                     $     (0.14)               *
                                                             ===========      ===========


Weighted average shares outstanding
     Basic and diluted                                         5,640,000                *
                                                             ===========      ===========



* EPS for the Predecessor Company is not meaningful.


See notes to consolidated financial statements.

                           WOODWORKERS WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                             (Unaudited)
                                                                                         Three Months Ended
                                                                                                 Predecessor Company
                                                                                   May 25, 2002      May 26, 2001
                                                                                   ------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $   (795)         $ (6,371)
 Add: loss from discontinued operations                                                     -                55
                                                                                     --------          --------
 Net loss from continuing operations                                                     (795)           (6,316)
                                                                                     --------          --------

Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
      Depreciation and amortization                                                       439             1,633
      Reorganizational expenses                                                             -             2,825
      Changes in current assets and liabilities:
             Accounts receivable                                                        1,501               965
             Inventories                                                               (2,766)            4,587
             Prepaid expenses and other current assets                                    121               168
             Post-petition accounts payable                                              (918)             (374)
             Pre-petition accounts payable                                                  -                96
             Accrued expenses                                                               7              (647)
             Deferred liabilities                                                        (282)             (609)
             Other current liabilities                                                   (284)              (76)
                                                                                     --------          --------
                    Net cash from operating activities                                 (2,977)            2,252
                    Net cash from discontinued operations                                   -               297
                                                                                     --------          --------
                    Net cash from operating activities (before
                    reorganization expenses)                                           (2,977)            2,549
      Operating cash flows from reorganization expenses:
             Professional fees paid for services rendered in bankruptcy                     -            (1,079)
             Interest income received                                                       -               149
             Other reorganization expenses paid                                             -            (1,895)
                                                                                     --------          --------
                    Net cash used by reorganization items                                   -            (2,825)
                                                                                     --------          --------
                    Net cash used in operating activities                              (2,977)             (276)
                                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                      (67)                -
 Other assets                                                                              43               122
                                                                                     --------          --------
                    Net cash from investing activities                                    (24)              122
                                                                                     --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (payments) under bank credit facilities                                 3,040            (5,000)
 Principle payments on capital lease obligations                                         (336)              (79)
                                                                                     --------          --------
                    Net cash from financing activities                                  2,704            (5,079)
                                                                                     --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (297)           (5,233)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            519            18,338
                                                                                     --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $    222          $ 13,105
                                                                                     ========          ========



See notes to consolidated financial statements.

                           WOODWORKERS WAREHOUSE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

Woodworkers Warehouse, Inc. (the "Company" or the "Successor") is a specialty retailer of woodworking tools and accessories sold through its nationally distributed mail-order catalog and its 98 retail stores located in the New England and Mid-Atlantic regions.

With respect to the unaudited consolidated financial statements, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.

These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended February 23, 2002 ("fiscal 2001"). Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending February 22, 2003 ("fiscal 2002"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

The following is a brief summary of how the Plan categorized and treated certain liabilities:

Class 1 - Bank of America Bank Credit Facility

    o The credit facility issued to the Predecessor by the Bank of America was a secured claim and was impaired under the Plan. As part of the Plan, the outstanding balance under the credit facility was paid in full in connection with the closing of a new senior secured revolving credit facility (see note 4).

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

Class 5 - General Unsecured Claims

    o These claims are general unsecured, pre-petition trade claims, reclamation claims, lease rejection claims and any deficiency claims of Bank of America and the other general unsecured claims. The Predecessor estimated the total amount of Class 5 claims to be $52,500,000. Each holder of a claim in Class 5 was to receive in full satisfaction of such allowed claims, its pro rata share, based on the principal amount of each holder's claim, of $2,000,000 on January 15, 2002 and 5,280,000 shares of common stock of Woodworkers Warehouse, Inc., par value $.01 per share on the Effective Date. See note 7 for detail of total new shares issued. Due to delays in the processing and settlement of certain unsecured claims and restrictions under the credit facility, the Company has, after consultation with the holders of a majority in dollar value of the claims, deferred making this payment and can make no assurance as to when or if it will make such payment. Even if the Company settled the remaining unsecured claims it would not be able to make any payments to these creditors because of availability restrictions under the credit facility. The Company is actively seeking a new credit facility, in part to increase its borrowing base so that it may make this deferred payment, but cannot guarantee that it will be able to obtain one and that if it does obtain a Facility that it will be on terms favorable to it.

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

The Company's ability to meet its financial obligations will depend on the Company's future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Management believes provided the holders of the $2,000,000 claim continue to permit the deferral of payment, the availability under its Facility, together with available cash and expected cash flows from 2002 operations and beyond, and other sources of financing will enable the Company to continue as a going concern.

2. New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to alter the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company believes that the adoption of SFAS 145 will not have a material impact on it's financial statements.

3. Cash Flow Information

Supplemental cash flow information is as follows for the three months ended May 25, 2002, and May 26, 2001:
                                                    Successor       Predecessor
                                                   -----------     ------------
                                                   Three Month     Three Months
                                                      Ended            Ended
                                                     May 25,          May 26,
                                                       2002            2001

Cash paid during the year for interest               $ 358             $1,047
Cash paid during the year for income taxes              36                  -


4. Reorganization Plan and Fresh Start Reporting

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

The Company's reorganization value of $1,488,000 was less than the fair value of net assets. In accordance with the purchase method of accounting, the excess of the revalued net assets over the reorganization value (negative goodwill) of approximately $400,000 was allocated to reduce proportionately the value assigned to noncurrent assets. The calculated reorganization value was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of management. Net deferred tax assets are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Finally, any accounting principle changes required to be adopted in the financial statements within the twelve months following the adoption of fresh start reporting were adopted at the time fresh start reporting was adopted. All fresh start adjustments were reflected as of October 27, 2001.

Reorganization Items - The Predecessor provided for or incurred the following (income) expense items during the three months ended May 26, 2001, directly associated with the Chapter 11 reorganization proceedings (in thousands):

                                                     Three Months
                                                        Ended
                                                       May 26,
                                                         2001
                                                     ------------
Bonuses for retention of key employees                   $  201
Professional fees                                         1,079
Loss on disposal of Post Tool                             1,675
Miscellaneous expense                                        19
Interest income                                            (149)
                                                         ------

Total reorganization charge                              $2,825
                                                         ======

5. Discontinued Operations

On August 11, 2000, the Predecessor disposed of its golf business. The consolidated financial statements of the Predecessor have been presented to reflect the disposition of the golf business in accordance with APB Opinion No.
30. The net operating losses of the golf division were $55,000 for the first quarter ended May 26, 2001 and have been reported as "net loss from discontinued operations" in the accompanying consolidated Statements of Operations.

6. Bank Credit Facility


Pursuant to the Plan discussed in note 1, on October 29, 2001, the Company entered into a $30,000,000 Senior Secured Revolving Credit Facility with the Bank of America. At May 25, 2002 the Company had approximately $23,918,000 of borrowings outstanding and approximately $15,200 of letters of credit outstanding. The credit facility is secured by all of the Company's assets and bears interest equal to LIBOR plus 3.25% (5.10% at May 25, 2002) or the bank reference rate plus 1.00% (5.75% at May 25, 2002) at the Company's option. Through March 31, 2002, the Company's borrowing base under the credit line commitment is based on the following formula: 65% of the cost value of eligible store and warehouse inventory, plus 50% of the value of inventory covered by merchandise letters of credit, plus 85% of the value of eligible credit card and trade accounts receivable, plus $500,000 against the value of the Company's Seabrook, NH facility, plus an over advance availability equal to $3.0 million for 60 days from the Effective Date, $2.5 million for the next 30 days and $2.0 million thereafter with amortization of $166,667 per month beginning
February 28, 2002.

After March 31, 2002, the borrowing base under the credit line commitment is based on the following formula: the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidated value of the inventory from an appraiser acceptable to Bank of America, plus 50% of the value of inventory covered by merchandise letters of credit, plus 85% of the value of eligible credit card and trade accounts receivable, plus $600,000 through October 31, 2002 and $500,000 thereafter against the value of the Successor's Seabrook, NH facility until the facility is sold. The total availability at May 25, 2002 was approximately $1,209,487. The agreement was subsequently amended on August 22, 2002 to fix the overadvance availability at $1,167,000 through October 31, 2002 at which time the overadvance availability will decrease monthly by $233,000 until the overadvance availability is reduced to zero. An orderly liquidated valuation of inventory was done as of March 4, 2002 resulting in the same 65% advance rate. The credit facility contains a financial covenant of a fixed charge coverage and other non-financial covenants. In addition, the credit facility requires that the Company have $3.0 million of availability after payment of $2.0 million to settle pre-petition general unsecured claims (see note 1). The Company was in compliance with all the covenants. The credit facility matures on October 29, 2003. The credit facility is classified as a current liability due to the agreement including a subjective acceleration clause and an agreement to maintain blocked account arrangements.

7. Stockholders'  Equity

Pursuant to the Plan, upon emergence from bankruptcy all shares of the Class A and Class B common stock, treasury stock and preferred stock were cancelled along with the outstanding stock options under the 1993 Employee Stock Option Plan (the "Option Plan") and the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (the "Director Plan").

A total of 7,500,000 shares, par value $0.01 per share, of new common stock have been authorized with 5,280,000 shares to be issued as payment for pre-petition liabilities and 360,000 shares to management. Under the Plan, the Company is required to issue new common stock; however, as of July 1, 2002 the new common stock shares had not been issued. The delay in issuance of the new shares is because the Bankruptcy Court has not yet issued a final decree. There are 1,500,000 shares reserved for stock option grants. Based on performance of the Company, under employment agreements with certain officers, there is a potential grant of 180,000 shares to management. Each holder of new common stock has one vote per share and is entitled to dividends when and if declared by the Board of Directors; however, dividend payments are restricted under the terms of the credit facility. The Company does not expect to pay dividends in the foreseeable future.

8. Selected Information By Business Segment

Information as to the operations of the different business segments with respect to sales and operating income is set forth below for the three months ended May 25, 2002 and May 26, 2001 (in thousands):


                                                                    Three Months Ended
                                                              --------------------------------
                                                              (Successor)        (Predecessor)
                                                              -----------        -------------
                                                                May 25,             May 26,
                                                                  2002               2001
                                                              -----------        --------------
Net sales
          Retail                                                $ 26,658           $ 25,548

          Catalog                                                  1,337              1,535
                                                                --------           --------

                                                                $ 27,995           $ 27,083
                                                                --------           --------

Income (loss) from continuing operations
          Retail                                                $    951           $   (840)

          Catalog                                                    211               (416)

          General corporate expenses                              (1,957)            (5,060)
                                                                --------           --------

                                                                $   (795)          $ (6,316)
                                                                --------           --------


The Company sells its products through its Woodworkers Warehouse retail stores and its catalog. These businesses have been aggregated into their respective reportable segments based on the management reporting structure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We believe the most critical accounting policies are Revenue Recognition, Inventories, Prepaid Catalog Expenses, Lease Interest, and Income Taxes. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The application of US GAAP relative to our critical accounting policies requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, financial statement disclosure concerning contingent assets and liabilities and revenue and expenses during the reporting period. We review estimates and assumptions used in the application of US GAAP on a regular basis. However, it is possible that these estimates and assumptions may change and this change could be material to our financial position. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Revenue Recognition

Revenue from retail operations is recognized at the time of sale. Revenue from catalog sales is recognized upon shipment to the customer. Allowance for sales returns, a component of net sales, is booked in the period in which the related sales are recorded. An allowance of $65,000 has been recorded as of May 25, 2002. Income received from memberships sold to our catalog customers is deferred over the period of the related membership.

Inventories

Merchandise inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. Under fresh start accounting, we recorded a $2,211,000 write-down of inventory at October 27, 2001 to record the balance at its estimated net realizable value. The balance at May 25, 2002 in our total lower of cost or market reserve was $56,000. If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

Prepaid Catalog Expenses

We capitalize direct costs relating to the production and distribution of our mail-order catalogs. These costs are charged to operations over the period during which revenues are derived from the mailings, which is predominately one year or less from the date of mailing. The prepaid catalog balance at May 25, 2002 was $26,323.

Lease Interest

Lease interest represents the fair value assigned to our lease rights under fresh start accounting and is being amortized as a charge to rent expense over the remaining lease terms. Accumulated amortization was $244,413 at May 25, 2002. The recoverability of the carrying value of lease interest is dependent on our ability to generate sufficient future cash flows from operations at each leased site, or in the case of a sale or disposition of a lease or leases, the continuation of similar favorable market rents. Accordingly, recoverability of this asset could be significantly affected by future economic market and competitive factors and is subject to the inherent uncertainty associated with estimates.

Income Taxes

We account for income taxes under Statement of Financial Standards No. 109 "Accounting for Income Taxes." Accordingly, we record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized.

The above list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

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

Our reorganization value of $1,488,000 was $400,000 less than the fair value of net assets. In accordance with the purchase method of accounting, the excess of the revalued net assets over the reorganization value (negative goodwill) was allocated to reduce proportionately the value assigned to noncurrent assets. Our calculated value was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond our control.

OVERVIEW

We adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), during the third quarter of Fiscal 2001. The adoption resulted in a change in the basis of accounting in our underlying assets and liabilities as of October 29, 2001, the date of our emergence from bankruptcy. On October 29, 2001, Trend-Lines, Inc. (the "Predecessor Company") merged into its wholly owned subsidiary, Woodworkers Warehouse, Inc., with Woodworkers Warehouse, Inc. being the surviving corporation emerging from bankruptcy (for purposes of reflecting the financial reporting period following our emergence from bankruptcy, the "Successor Company"). For financial reporting purposes, October 27, 2001 was considered the emergence date as it was a period end and activity for the two days following was immaterial. Fresh start reporting required us to restate our assets and liabilities to reflect their reorganization value, which approximates their fair value at the date of the reorganization. In so restating, SOP 90-7 required us to allocate our reorganization value to our assets based upon their estimated fair values. Accordingly the three months ended May 25, 2002 and May 26, 2001 Consolidated Statement of Operations and Cash Flows are not comparable.

Results of Operations

Net sales for the first quarter of fiscal 2002 increased by $912,000, or 3.4%, from $27,083,000 for the first quarter of fiscal 2001 to $27,995,000. Comparable retail sales of Woodworkers Warehouse stores for the first quarter of fiscal 2002 increased $4,427,000 or 20.0% from $22,109,000 for the first quarter of fiscal 2001 to $26,536,000. This was offset by a decrease from $1,086,000 to zero sales for Post Tool stores closed or sold in first quarter of fiscal 2001. Catalog sales for the first quarter of fiscal 2002 decreased $198,000, or 12.9%, from $1,535,000 for the first quarter of fiscal 2001 to $1,337,000. The catalog sales decrease was attributable to diminishing orders received on older catalogs in current quarter.

Gross profit for the first quarter of fiscal 2002 increased $888,000, or 11.0%, from $8,083,000 for the first quarter of fiscal 2001 to $8,971,000. As a percentage of net sales, gross profit increased 2.2% from 29.8% of net sales for the first quarter of fiscal 2001 to 32.0% of net sales in the first quarter of fiscal 2002. The primary reasons for the increase in gross margin are the change in sales mix, the change in capitalized vendor rebates and distribution cost based on inventory turns, and the reclass of vendor rebates and distribution costs to cost of sales for the change to full absorption accounting implemented under fresh start accounting.

Selling, general and administrative expenses for the first quarter of fiscal 2002 decreased $1,137,000, or 10.8%, from $10,575,000 for the first quarter of fiscal 2001 to $9,438,000 for the first quarter of fiscal 2002. The decrease in selling, general and administrative expenses was primarily due to the reduction of expenses in connection with our reorganization and the change to recording distribution cost and vendor rebates in costs of goods sold under fresh start accounting. In addition, we converted fixture and equipment leases from operating leases to capital leases. As a result, operating lease expense decreased substantially.

Reorganization expenses resulted in a net charge of $2,825,000 or 10.4% of net sales for the first quarter of fiscal 2001. These amounts related directly to the Chapter 11 proceedings and associated restructuring of our operations including professional fees of $1,079,000 and loss on disposal of Post Tool of $1,675,000. There were no reorganization expenses for the first quarter of fiscal 2002.

Due to the impact of the results described above, our operating loss decreased from $5,317,000 for the first quarter of Fiscal 2001 to $467,000 for the first quarter of Fiscal 2002, a decrease of $4,850,000.

Interest expense for the first quarter of fiscal 2002, net of interest income, decreased by $671,000 from $999,000 in the first quarter of fiscal 2001 to $328,000 in the first quarter of fiscal 2002. The decrease in interest expense is attributable to the decrease in the amount outstanding under our bank credit facility and reduction in interest rates.

The net loss for the first quarter of Fiscal 2002 was $795,000 compared to a net loss of $6,371,000 for the first quarter of Fiscal 2001, a decrease of $5,576,000.

Liquidity and Capital Resources

Our working capital deficiency increased by $575,000, from $2,974,000 as of February 23, 2002 to $3,549,000 as of May 26, 2002. The increase resulted primarily from a decrease in accounts receivable of $1,501,000, an increase in inventory of $2,766,000, offset by an increase in the bank credit facility of $3,040,000 and a decrease in post-petition accounts payable of $918,000.

During the three month period ended May 25, 2002, the cash used by operating activities was $2,977,000. The primary use of cash was the increase in inventory of $2,766,000.

The net cash used in investing activities was $24,000 from purchases of property and equipment offset by a decrease in other assets.

The net cash provided by financing activities was approximately $2,704,000 and was primarily attributable to the increase in borrowings on our bank credit facility of $3,040,000.

At May 25, 2002, we had approximately $23,918,000 of borrowings outstanding and approximately $15,200 of letters of credit outstanding.

We maintain a $30 million senior secured revolving credit line with Bank of America. The borrowing base under the credit line commitment is based on the following formula: the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidated value of the inventory from an appraiser acceptable to Bank of America, plus 50% of the value of inventory covered by merchandise letters of credit, plus 85% of the value of eligible credit card and trade accounts receivable, plus $600,000 through October 31, 2002 and $500,000 thereafter against the value of the Successor's Seabrook, NH facility until the facility is sold. The credit facility is secured by substantially all of our assets. Amounts borrowed under the credit line bear interest at an annual rate equal to LIBOR plus 3.25% (5.08% at July 2, 2002) or the bank reference rate plus 1.00% (5.75% at July 2, 2002) at our option. We may select the rate every month. The amount available at July 1, 2002, based on the borrowing base under the credit line was $24.4 million, of which $23.5 million was drawn. The agreement requires us to maintain a fixed charge coverage (our income before interest, taxes, depreciation and amortization over fixed charges, defined as interest on our long term debt plus capital expenditures) ratio of ..75:1.00 for the three fiscal quarters ending August 2002 and .90:1.00 for the four fiscal quarters ending November 2002 and other non-financial covenants. As of August 1, 2002, we were in compliance with all the covenants. We are also required to have $3.0 million of availability under the facility after we pay the $2.0 million that we are required to pay to settle pre-petition general unsecured claims. The total availability at May 25, 2002 was approximately $1,209,487. The agreement was amended on August 22, 2002 to fix the overadvance portion of the availability at $1,167,000 through October 31, 2002, at which time the overadvance will decrease monthly by $233,000 until the overadvance availability is reduced to zero. The credit facility currently has an expiration date of, and the outstanding balance matures on, October 29, 2003. The credit facility is classified as a current liability due to a subjective acceleration clause and an agreement to maintain blocked account arrangements.

Under the Plan, we are required to pay general unsecured creditors, their pro rata share of $2,000,000 in addition to 5,280,000 shares of new common stock. Due to delays in the processing and settlement of certain unsecured claims and restrictions under our credit facility, we have, after consultation with the holders of a majority in dollar value of the claims, deferred making this payment and can make no assurance as to when or if we will make such payment. Even if we settled the remaining unsecured claims we would not be able to make any payments to these creditors because of availability restrictions under our credit facility. We are actively seeking a new credit facility, in part to increase our borrowing base so that we may make this deferred payment, but cannot guarantee that we will be able to obtain one and that if we do obtain a new credit facility that it will be on terms favorable to us.

Provided the holders of the $2,000,000 of claims permit deferral of their payment, we anticipate we will be able to satisfy our working capital requirements, planned capital expenditures, and debt service requirements with proceeds from cash flows from operations, borrowings under our $30 million revolving credit facility and other sources of financing. We expect to generate adequate cash flows from operating activities to sustain current levels of operations.

New Accounting Pronouncements

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements included in this report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by us from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following:

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

o The impact of competition, including competition for customers, locations and products and in other important aspects of our business. Our primary competitors include electrical, plumbing and building materials supply houses, lumber yards, home improvement stores and other local, regional or national hardware stores, as well as discount department stores and any other channel of distribution that offer products that we sell. Our business is highly competitive and may face new types of competitors as it enter new markets or lines of business.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     Upon our reorganization and emergence from bankruptcy on October 29, 2001, all of our Class A and Class B common stock, treasury stock, preferred stock and outstanding stock options under the 1993 Employee Stock Option Plan and the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors were cancelled. A total of 7,500,000 shares, par value $0.01 per share, of common stock have been authorized and we are required to issue 5,280,000 shares as payment for pre-petition liabilities and 360,000 shares to management. As of the date of this Form 10-Q, these shares had not yet been issued, were unable to trade, and thus no aggregate market value can be determined at this time. When the shares are issued, they will be deemed to have been issued as of October 29, 2001.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     Exhibits

     (a) 99.1 Certification of Chief Executive Officer

     (b) 99.2 Certification of Chief Financial Officer

     Reports on Form 8-K

     (a) The registrant filed a current report on Form 8-K dated April 17, 2002, reporting a change in registrant's certifying accountant.

     (b) The registrant filed a current report on Form 8-K dated April 10, 2002, reporting a change in registrant's certifying accountant.

     (c) The registrant filed a current report on Form 8-K dated August 13, 2002 reporting other events.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       WOODWORKERS WAREHOUSE, INC.


Date: 8/27/02                          By: /s/ Walter S. Spokowski
     -----------                           -------------------------------------
                                           Walter S. Spokowski,
                                           President
                                           and Chief Executive Officer


Date: 8/27/02                          By: /s/ Rick C. Welker
     -----------                           -------------------------------------
                                           Rick C. Welker,
                                           Vice President
                                           and Chief Financial Officer