Form 10-Q
period 2002-08-24
WOODWORKERS WAREHOUSE INC
filed 2002-10-08
CIK 1161625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 24, 2002
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                     ------------------ TO -----------------

                         Commission file number 0-24390

                           WOODWORKERS WAREHOUSE, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                        04-3579658
               ----------------------------------------------------
              (State or Other Jurisdiction of    (I.R.S. Employer
               Incorporation or Organization)   Identification No.)


                126 Oxford Street, Lynn, Massachusetts     01901
              -----------------------------------------------------
              (Address of Principal Executive Offices)   (Zip Code)


                                 (781) 853-0900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No_____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

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

                           WOODWORKERS WAREHOUSE, INC.

                                      INDEX

                                                                                            Page
                                                                                           ------
Part I - Financial Information

Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations
             Three and Six Months Ended August 24, 2002 (Unaudited) (Successor) and
             August 25, 2001 (Unaudited) (Predecessor)                                        3

             Condensed Consolidated Balance Sheets
             August 24, 2002 (Unaudited) (Successor) and February 23, 2002 (Successor)        4

             Condensed Consolidated Statements of Cash Flows
             Six Months Ended August 24, 2002 (Unaudited) (Successor) and
             August 25, 2001 (Unaudited) (Predecessor)                                        5

             Notes to Condensed Consolidated Financial Statements                           6-8

Item 2.      Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                                     9-12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                      12

Item 4.      Controls and Procedures                                                         12

Part II - Other Information

Item 1.      Legal Proceedings                                                               12

Item 2.      Changes in Securities and Use of Proceeds                                       12

Item 3.      Defaults Upon Senior Securities                                                 12

Item 4.      Submission of Matters to a Vote of Security Holders                             12

Item 5.      Other Information                                                               12

Item 6.      Exhibits and Reports on Form 8-K                                                13

Signatures                                                                                   13

                           WOODWORKERS WAREHOUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              Three Months Ended                    Six Months Ended
                                                         Successor         Predecessor        Successor        Predecessor
                                                      August 24, 2002    August 25, 2001    August 24,2002   August 25, 2001
                                                      ---------------    ---------------    --------------   ---------------
Net sales                                                $    24,963      $    23,126        $    52,958       $    50,209
Cost of sales                                                 17,231           16,193             36,255            35,193
                                                         -----------      -----------        -----------       -----------
            Gross profit                                       7,732            6,933             16,703            15,016

Selling, general and administrative expenses                   9,666            8,598             19,104            19,173
Reorganization items                                            --             (3,064)              --                (239)
                                                         -----------      -----------        -----------       -----------

            (Loss) income from operations                     (1,934)           1,399             (2,401)           (3,918)

Interest expense, net                                            315              848                643             1,847
                                                         -----------      -----------        -----------       -----------

(Loss) income before provision for income taxes
and discontinued operations                                   (2,249)             551             (3,044)           (5,765)

Provision for income taxes                                      --               --                 --                --
                                                         -----------      -----------        -----------       -----------

(Loss) income from continuing operations                      (2,249)             551             (3,044)           (5,765)

Loss from discontinued operations                               --               (169)              --                (224)
                                                         -----------      -----------        -----------       -----------

            Net (loss) income                            $    (2,249)     $       382        $    (3,044)      $    (5,989)
                                                         ===========      ===========        ===========       ===========

Basic and diluted loss per share:

Loss before discontinued operations                      $     (0.40)               *        $     (0.54)                *
Discontinued operations                                         --                  *               --                   *
                                                         -----------      -----------        -----------       -----------

            Net loss per share                           $     (0.40)               *        $     (0.54)                *
                                                         ===========      -----------        -----------       -----------

Weighted average shares outstanding
Basic and diluted                                          5,640,000                *          5,640,000                 *
                                                         ===========      ===========        ===========       ===========

*    EPS for the Predecessor Company is not meaningful.

See notes to condensed consolidated financial statements.

                           WOODWORKERS WAREHOUSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     (Unaudited)
                                                      August 24,   February 23,
                                                        2002          2002
                                                      --------      --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                             $    189      $    519
Accounts receivable, net                                 2,706         3,823
Inventories                                             31,297        29,586
Prepaid expenses and other current assets                  841         1,051
                                                      --------      --------
            Total current assets                        35,033        34,979

PROPERTY AND EQUIPMENT, NET                              3,386         3,958
LEASE INTERESTS, NET                                     1,446         1,602

OTHER ASSETS                                               888           871
                                                      --------      --------
                                                      $ 40,753      $ 41,410
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank credit facility                                  $ 22,249      $ 20,878
Current portion of capital lease obligations             1,052         1,252
Post-Petition accounts payable                          10,921         8,941
Pre-Petition accounts payable                            2,000         2,000
Accrued expenses                                         3,181         3,125
Deferred liabilities                                       950         1,243
Other current liabilities                                  421           514
                                                      --------      --------
            Total current liabilities                   40,774        37,953

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION        1,649         2,083

STOCKHOLDERS' EQUITY (DEFICIT):
       Common stock                                         56            56
       Additional paid-in capital                        1,432         1,432
       Accumulated deficit                              (3,158)         (114)
                                                      --------      --------
            Total stockholders' equity (deficit)        (1,670)        1,374
                                                      --------      --------
                                                      $ 40,753      $ 41,410
                                                      ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WOODWORKERS WAREHOUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Six Months Ended
                                                                                       Successor          Predecessor
                                                                                    August 24, 2002     August 25, 2001
                                                                                    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $ (3,044)          $ (5,989)
Add:  loss from discontinued operations                                                     --                 (224)
                                                                                        --------           --------

Net loss from continuing operations                                                       (3,044)            (5,765)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization                                                                842              2,323
Reorganization items                                                                        --                 (239)
Changes in current assets and liabilities:
        Accounts receivable                                                                1,117             (2,773)
        Inventories                                                                       (1,711)            10,398
        Prepaid expenses and other current assets                                            210                364
        Post-petition accounts payable                                                     1,980               (660)
        Pre-petition accounts payable                                                       --                  122
        Accrued expenses                                                                     (56)              (407)
        Deferred liabilities                                                                (293)              (869)
        Other current liabilities                                                            (93)              (102)
                                                                                        --------           --------

             Net cash from operating activities                                             (936)             2,392
             Net cash from discontinued operations                                          --                  133
                                                                                        --------           --------

             Net cash from operating activities (before reorganization expenses)            (936)             2,525
Operating cash flows from reorganization expenses:

        Professional fees paid for services rendered in bankruptcy                          --               (1,719)
        Interest income received                                                            --                  283
        Lease asset sale proceeds                                                           --                4,562
        Loss on disposal of Post Tool                                                                        (1,845)
        Other reorganization expenses paid                                                  --               (1,042)
                                                                                        --------           --------

             Net cash from reorganization items                                             --                  239
                                                                                        --------           --------

             Net cash from operating activities                                             (936)             2,764
                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                         (114)              --
Other assets                                                                                 (17)              (178)
                                                                                        --------           --------

             Net cash from investing activities                                             (131)              (178)
                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under bank credit facilities                                     1,371             (4,937)
Principal payments on capital lease obligations                                             (634)              (218)
                                                                                        --------           --------

             Net cash from financing activities                                              737             (5,155)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (330)            (2,569)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               519             18,338
                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $    189           $ 15,769
                                                                                        ========           ========

See notes to condensed consolidated financial statements.

                           WOODWORKERS WAREHOUSE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

Woodworkers Warehouse, Inc. (the "Company" or the "Successor") is a specialty retailer of woodworking tools and accessories sold through its 98 retail stores located in the New England and Mid-Atlantic regions, nationally distributed mail-order catalogs and web site (www.woodworkerswarehouse.com).

With respect to the unaudited consolidated financial statements, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year's presentation.

These statements should be read in conjunction with the Company's financial statements (Form 10-K) for the fiscal year ended February 23, 2002 ("fiscal 2001"). Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 1, 2003 ("fiscal 2002"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

On August 11, 2000, Trend-Lines Inc. (the "Predecessor") filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Predecessor operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Massachusetts Eastern Division (the "Bankruptcy Court") until October 29, 2001. The First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors dated as of September 7, 2001, as modified (the "Plan") was confirmed by the Bankruptcy Court on October 17, 2001. The effective date of the Plan was October 29, 2001 (the "Effective Date"). For financial reporting purposes, October 27, 2001 was considered the emergence date. On the Effective Date, the Predecessor merged into its wholly owned subsidiary, Woodworkers Warehouse, Inc., with Woodworkers Warehouse, Inc. being the surviving corporation emerging from bankruptcy. Pursuant to the Plan, new directors and new officers were appointed for the Successor.

Upon emergence from bankruptcy, the Company adopted fresh start accounting. The financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7:
"Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized Company at October 27, 2001.

The Company's ability to meet its financial obligations will depend on the Company's future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Provided the holders of the $2 million claim, which the Company is obligated to pay under the Plan, continue to permit the deferral of payment and the Company receives the waiver and amendment described below, management believes the availability under its Facility (Note
6), together with available cash and expected cash flows from fiscal 2002 operations and beyond, and other sources of financing will enable the Company to continue as a going concern.

The Company is not currently in compliance with the financial covenant (Note 6) under the Facility and is seeking a waiver of that covenant for the second quarter of fiscal 2002 and an amendment to adjust the covenant requirements for the third and fourth quarters. The Company is currently in negotiations with its lenders but there is no guarantee that the waiver and amendment will be obtained. The Company will attempt to obtain an alternate financing facility if the waiver and amendment are not obtained from its current lenders and there have been preliminary discussions with other lending sources but there can be no assurance that an agreement will be reached with another lender in the event the waiver and amendment are not obtained.

2.   New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections". One of the major changes of this Statement is to alter the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this Statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company believes that the adoption of SFAS 145 will not have a material impact on its financial statements.

In June, 2002, the FASB issued SFAS 146 "Accounting for Costs Associated With Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of SFAS 146 will not have a material impact on its financial statements.

3.   Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

                                                    Successor     Predecessor
                                                  -------------  -------------
                                                   Six Months      Six Months
                                                     Ended           Ended
                                                   August 24,      August 25,
                                                      2002            2001
                                                  -------------  -------------
Cash paid during the period for interest              $729           $1,917
Cash paid during the period for income taxes            49              --


4.   Reorganization and Fresh Start Reporting

As discussed above, the Plan was confirmed on October 17, 2001 and the Company emerged from Chapter 11 as Woodworkers Warehouse, Inc. on October 29, 2001. Pursuant to SOP 90-7, the Successor adopted fresh start reporting in the accompanying condensed consolidated balance sheet as of October 27, 2001 to give effect to the reorganization as of such date.

Fresh start reporting required the Successor to restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization. In so restating, SOP 90-7 required the Successor to allocate its reorganization value to its assets based upon their estimated fair values. Each liability other than deferred taxes, existing on the date the Plan was confirmed by the Bankruptcy Court, was stated at the present value of the amounts to be paid.

The Company's reorganization value of $1,488,000 was less than the fair value of its net assets. In accordance with the purchase method of accounting, the excess of the revalued net assets over the reorganization value (negative goodwill) of approximately $400,000 was allocated to reduce proportionately the value assigned to noncurrent assets. The calculated reorganization value was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of management. Net deferred tax assets are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Finally, any accounting principle changes required to be adopted in the financial statements within the twelve months following the adoption of fresh start reporting were adopted at the time fresh start reporting was adopted. All fresh start adjustments were reflected as of October 27, 2001.

Reorganization items - The Predecessor provided for or incurred the following (income) expense items during the three and six months ended August 25, 2001, directly associated with the Chapter 11 reorganization proceedings (in thousands):

                                                 Three Months      Six Months
                                                    Ended             Ended
                                                  August 25,       August 25,
                                                     2001             2001
                                                 ------------      ----------

Bonuses for retention of key employees             $   146           $  347
Professional fees                                      640            1,719
Occupancy and other store closing costs                257              257
Relocation costs                                       521              521
Loss on disposal of Post Tool                          170            1,845
Net asset/liability write-offs                         (78)             (78)
Gain on sale of lease                               (4,562)          (4,562)
Miscellaneous income                                   (34)             (34)
Miscellaneous expenses                                   9               28
Interest income                                       (134)            (283)
                                                   -------           ------

Total reorganization income                        $(3,064)          $ (239)
                                                   =======           ======

5.   Discontinued Operations

On August 11, 2000, the Predecessor disposed of its golf business. The consolidated financial statements of the Predecessor have been presented to reflect the disposition of the golf business in accordance with APB Opinion No.
30. The net operating losses of the golf division were $169,000 and $224,000 for the three and six months ended August 25, 2001, respectively, and have been reported as "Loss from discontinued operations" in the accompanying condensed consolidated statements of operations.

6.   Bank Credit Facility

Pursuant to the Plan discussed in Note 1, on October 29, 2001, the Company entered into a $30 million Senior Secured Revolving Credit Facility, with the Bank of America as agent (the "Facility"). At August 24, 2002, the Company had approximately $22.2 million of borrowings outstanding and $15,200 of letters of credit outstanding. The credit facility is secured by all of the Company's assets and bears interest equal to LIBOR plus 3.25% (5.08% at August 24, 2002) or the bank reference rate plus 1.00% (5.75% at August 24, 2002) at the Company's option.

The borrowing base under the Facility is based on the following formula: the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidated value of the inventory from an appraiser acceptable to Bank of America, plus 50% of the value of inventory covered by merchandise letters of credit, plus 85% of the value of eligible credit card and trade accounts receivable, plus $600,000 through October 31, 2002 and $500,000 thereafter against the value of the Successor's Seabrook, NH facility until the facility is sold, plus an overadvance availability of $1,167,000 through October 31, 2002, at which time the overadvance availability will decrease monthly by $233,000 until the overadvance availability is reduced to zero. The net availability under the Facility at August 24, 2002 was approximately $1.7 million. An orderly liquidated valuation of inventory was done as of March 4, 2002 resulting in the same 65% advance rate.

The Facility contains a financial covenant of a fixed-charge coverage ratio and certain non-financial covenants. In addition, the Facility requires that the Company have $3.0 million of availability after payment of $2.0 million to settle pre-petition general unsecured claims. The Company is not currently in compliance with the fixed-charge coverage covenant for the second quarter of fiscal 2002 and is seeking a waiver of that covenant for the second quarter and an amendment to the covenant for the third and fourth quarters of fiscal 2002. The Facility matures on October 29, 2003. The Facility is classified as a current liability because the Facility includes a subjective acceleration clause and an agreement to maintain blocked account arrangements.

7.   Stockholders' Equity

Pursuant to the Plan, the Predecessor's common stock, treasury stock and preferred stock were cancelled along with outstanding stock options.

A total of 7,500,000 shares, par value $0.01 per share, of new common stock have been authorized under the plan with 5,280,000 shares to be issued as settlement for pre-petition liabilities and 360,000 shares to be issued to the Company's CEO and former CFO. The Company has not yet issued the new shares due to delays in the processing and settlement of certain unsecured claims and the Bankruptcy Court has not yet issued a final decree. There are 1,500,000 shares reserved for stock option grants. Based on the performance of the Company, under agreements with the above officers, there is a potential grant to them of an additional 132,500 shares. Each holder of new common stock has one vote per share and is entitled to dividends when and if declared by the Board of Directors, however dividend payments are restricted under the terms of the Facility. The Company does not expect to pay dividends in the foreseeable future.

8.   Selected Information By Business Segment

Information as to the operations of the Company's business segments with respect to sales and operating income (loss) is set forth below for the three and six months ended August 24, 2002 and August 25, 2001 (in thousands):

                                                            Three Months Ended                       Six Months Ended
                                                     (Successor)         (Predecessor)        (Successor)       (Predecessor)
                                                     -----------         -------------        -----------       -------------
                                                      August 24,          August 25,           August 24,         August 25,
                                                         2002                2001                 2002               2001
                                                     -----------         -------------        -----------       -------------
Net sales
        Stores                                         $ 24,358             $ 21,801           $ 51,016            $ 47,349

        Catalogs/Internet                                   605                1,325              1,942               2,860
                                                       --------             --------           --------            --------
                Totals                                 $ 24,963             $ 23,126           $ 52,958            $ 50,209
                                                       ========             ========           ========            ========

Income (loss) from continuing operations
        Stores                                         $    270             $   (421)             1,221              (1,207)

        Catalogs/Internet                                   202                  336                413                 752

        General corporate (expenses) income              (2,721)                 636             (4,678)             (5,310)
                                                       --------             --------           --------            --------
                Totals                                 $ (2,249)            $    551           $ (3,044)           $ (5,765)
                                                       ========             ========           ========            ========

The Company sells its products through its retail stores and through its catalogs and web site. These businesses have been aggregated into their respective reportable segments based on the Company's management reporting structure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We believe the most critical accounting policies are Revenue Recognition, Inventories, Prepaid Catalog Expenses, Lease Interests, and Income Taxes. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The application of US GAAP relative to our critical accounting policies requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and financial statement disclosures concerning contingent assets and liabilities and revenue and expenses during the reporting periods. We review estimates and assumptions used in the application of US GAAP on a regular basis. However, it is possible that these estimates and assumptions may change and such a change could be material to our financial position. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources.

Revenue Recognition

Revenue from our retail store operations is recognized at the time of sale. Revenue from catalog and internet sales is recognized upon shipment to the customer. Allowance for sales returns, a component of net sales, is booked in the period in which the related sales are recorded. An allowance of $65,000 was recorded as of August 24, 2002. Income received from memberships sold to our catalog customers is deferred over the period of the related memberships.

Inventories

Merchandise inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, inventory write-downs may be required. As of August 24, 2002, a lower of cost or market reserve was not required.

Prepaid Catalog Expenses

We capitalize direct costs relating to the production and distribution of our mail-order catalogs. These costs are charged to operations over the period during which revenues are derived from the mailings, which is predominately one year or less from the date of mailing. There were no prepaid catalog expenses as of August 24, 2002.

Lease Interests

Lease interests represent the fair values assigned to our lease rights under fresh start accounting and are being amortized as a charge to rent expense over the remaining lease terms. Accumulated amortization was $322,587 at August 24, 2002. The recoverability of the carrying value of our lease interests is dependent on our ability to generate sufficient future cash flows from operations at each leased site, or in the case of a sale or disposition of a lease or leases, the continuation of similar favorable market rents. Accordingly, recoverability of this asset could be significantly affected by future economic market and competitive factors and is subject to the inherent uncertainty associated with estimates.

Income Taxes

We account for income taxes under Statement of Financial Standards No. 109 "Accounting for Income Taxes." Accordingly, we record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized.

OVERVIEW

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

Fresh start reporting required us to restate our assets and liabilities to reflect their reorganization value, which approximated fair value at the date of our reorganization. In so restating, we were required to allocate reorganization value to our assets based upon their estimated fair values. Each liability existing on the date the Plan was confirmed by the Bankruptcy Court, other than deferred taxes, was stated at the present value of the amount to be paid.

Our reorganization value of $1,488,000 was $400,000 less than the fair value of our net assets. In accordance with the purchase method of accounting, the excess of the revalued net assets over the reorganization value (negative goodwill) was allocated to reduce proportionately the value assigned to noncurrent assets. Our calculated reorganization value was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond our control.

Due to the adoption of SOP 90-7 as of October 29, 2001 (Note 1), the financial statements of the Company are not comparable in certain material respects to the financial statements of the Predecessor. In our discussion of the results of operations, we have attempted to indicate any material changes affecting the comparability of our second-quarter and year-to-date results.

Results of Operations

Net sales for the three months ended August 24, 2002 (second quarter of fiscal
2002) increased by $1.8 million or 7.9% from the second quarter of fiscal 2001. Comparable store sales for the second quarter increased 20.8% due primarily to increased promotional activities and improved advertising productivity. Catalog/internet sales for the second quarter decreased $0.7 million or 54.3% from the second quarter of fiscal 2001. The catalog/internet sales decrease was primarily attributable to diminishing orders received on older catalogs because only one catalog was mailed in fiscal 2001.

Net sales for the six months ended August 24, 2002 (year-to-date) increased by $2.7 million or 5.5% from the six months ended August 25, 2001. Year-to-date comparable store sales increased 20.4% due primarily to the same factors mentioned above for the second quarter. The year-to-date store sales increase was partially offset by a $1.1 million drop in sales due to the Post Tool stores closed or sold in the first quarter of fiscal 2001. Post Tool was a wholly-owned subsidiary of the Predecessor. Year-to-date catalog/internet sales decreased $0.9 million or 32.1% from the prior year-to-date period due primarily to the same factors mentioned above for the second quarter.

Gross profit for the second quarter of fiscal 2002 increased $0.8 million or 11.5% from the second quarter of fiscal 2001. As a percentage of net sales, gross profit increased 1.0% from 30.0% of net sales for the second quarter of fiscal 2001 to 31.0% of net sales in the second quarter of fiscal 2002. The primary reason for the increase in the gross profit rate was the reclassification of vendor rebates and allowances and distribution costs to cost of sales resulting from the change to full-absorption accounting implemented under fresh start accounting, partially offset by promotional discounts on our proprietary credit card sales.

Year-to-date gross profit increased $1.7 million or 11.2% from the prior year-to-date period. As a percentage of net sales, gross profit increased 1.6% from 29.9% of net sales to 31.5% of net sales. The primary reason for the increase in the gross profit rate was the same as mentioned above for the second quarter.

Selling, general and administrative expenses for the second quarter of fiscal 2002 increased $1.1 million or 12.4% from the second quarter of fiscal 2001. The increase in selling, general and administrative expenses was primarily due to higher payroll, benefits and advertising expenses, severance and recruiting costs, and professional fees, and the impact of the full-absorption accounting change discussed above. In addition, we converted fixture and equipment leases from operating leases to capital leases under fresh start accounting. As a result, operating lease expense decreased.

Year-to-date selling, general and administrative expenses decreased $0.1 million or 0.4% from the prior year-to-date period. The decrease in selling, general and administrative expenses was primarily due to the lease conversions discussed above offset by the items mentioned above for the second quarter increase, including higher payroll, benefits and advertising expenses, severance and recruiting costs and professional fees and the impact of the full-absorption accounting change.

The Predecessor incurred reorganization items as described in Note 4 that resulted in credits of $3.1 million in the second quarter of fiscal 2001 and $0.2 million in the prior year-to-date period.

The loss from operations for the second quarter of fiscal 2002 was $1.9 million compared to income from operations for the second quarter of fiscal 2001 of $1.4 million (due primarily to the prior-year reorganization credit).

The year-to-date loss from operations was $2.4 million compared to a prior year-to-date loss from operations of $3.9 million.

Interest expense for the second quarter of fiscal 2002, net of interest income, decreased by $0.5 million from the second quarter of fiscal 2001. For the year-to-date period, net interest expense decreased by $1.2 million from the prior year-to-date period. These decreases in interest expense were primarily attributable to the decrease in the amounts outstanding under our bank credit facilities.

We do not expect to record a provision for income taxes this year.

The losses from discontinued Golf Day operations were approximately $0.2 million for the three and six months ended August 25, 2001. These losses were primarily due to real estate and equipment lease expenses partially offset by lease sale proceeds.

The net loss for the second quarter of 2002 was $2.2 million compared to net income of $0.4 million for the second quarter of 2001 (due primarily to the prior-year reorganization credit).

The year-to-date net loss was $3.0 million compared to a prior year-to-date loss of $6.0 million.

Liquidity and Capital Resources

Our working capital deficiency as of August 24, 2002, increased by $2.8 million from February 23, 2002. The increased deficiency resulted primarily from a decrease in accounts receivable of $1.1 million, an increase in amounts owed under the bank credit facility of $1.4 million, and an increase in post-petition accounts payable of $2.0 million, partially offset by a $1.7 million increase in inventory and a $0.4 million decrease in deferred and other current liabilities.

During the six-month period ended August 24, 2002, cash used by operating activities was $0.9 million. The primary use of cash was the net loss of $3.0 million and the increase in inventory of $1.7 million, partially offset by the decrease in accounts receivable of $1.1 million and the increase in accounts payable of $2.0 million.

Net cash used in investing activities was immaterial.

Net cash provided by financing activities was approximately $0.7 million due primarily to the increase in borrowings under our bank credit facility. At August 24, 2002, we had approximately $22.2 million of borrowings outstanding under the Facility (Note 6). The net availability under the Facility at August 24, 2002 was approximately $1.7 million.

Under the Plan (Note 1), we are required to pay general unsecured creditors their pro rata share of $2 million in addition to 5,280,000 shares of new common stock. Due to delays in the processing and settlement of certain unsecured claims and restrictions under the facility, we have, after consultation with the holders of a majority in dollar value of the claims, deferred making this payment and can make no assurance as to when or if we will make such payment. Even if we settled the remaining unsecured claims, we would not be able to make any payments to these creditors because of availability restrictions under the Facility.

Provided we can obtain the waiver and amendment of the fixed-charge coverage ratio under the Facility discussed in Note 6 and provided the holders of the $2 million of claims continue to permit deferral of their payment, we anticipate we will be able to satisfy our working capital requirements, planned capital expenditures, and debt service requirements with proceeds from cash flows from operations, borrowings under the Facility and other sources of financing. We expect to generate adequate cash flows from operating activities to sustain current levels of operations. We are in the process of closing two underperforming stores whose leases are expiring and we will continue to evaluate the performance of each store and close or relocate any other underperforming stores that do not respond sufficiently to remedial action. We will attempt to obtain an alternate financing facility if the waiver and amendment are not obtained from our current lenders and there have been preliminary discussions with other lending sources but there can be no assurance that an agreement will be reached with another lender in the event the waiver and amendment are not obtained.

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

In June, 2002, the FASB issued SFAS 146 "Accounting for Costs Associated With Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of SFAS 146 will not have a material impact on its financial statements.

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

o The impact of competition, including competition for customers, locations and products and in other important aspects of our business. Our primary competitors include electrical, plumbing and building materials supply houses, lumber yards, home improvement stores and other local, regional or national hardware stores, as well as discount department stores and any other channel of distribution that offer products that we sell. Our business is highly competitive and we may also face new types of competitors if we enter new markets or lines of business.

o Changes in laws and regulations, including changes in accounting standards, tax statutes or regulations and environmental and land use regulations, and uncertainties of litigation.

o The receipt of a waiver and amendment of the fixed-charge coverage ratio discussed in Note 6 and our compliance with the financial covenants under our bank credit facility as such covenants may be amended.

o Continued cooperation by the holders of $2 million of claims as to which we have deferred payment.

o Our ability to achieve our plans and strategies of growth will be dependent on maintaining adequate bank and other financing.

o    Possible closure of additional underperforming stores.

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

ITEM 4. CONTROLS AND PROCEDURES

There were no significant changes to the Company's internal controls, or in other factors that could significantly affect these controls, since the date of evaluation in connection with our most recent annual audit.

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

Item 3. Defaults Upon Senior Securities

The Company is not currently in compliance with a fixed-charge coverage ratio contained in its bank credit facility (see Note 6) and is currently seeking a waiver of this covenant for the second quarter and an amendment of this covenant for the third and fourth quarters. Although the Company is currently in negotiation with its lenders for the waiver and amendment, there can be no assurance that the waiver and amendment will be obtained.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. As reported in the Company's Form 8-K filed on August 13, 2002, as of August 1, 2002, Rick C. Welker replaced Ronald Franklin as the Company's Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K

     Exhibits

     (a)  99.1 Certification of Chief Executive Officer

     (b)  99.2 Certification of Chief Financial Officer

     Reports on Form 8-K

     (a) The registrant filed a current report on Form 8-K dated August 13, 2002, reporting other events.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            WOODWORKERS WAREHOUSE, INC.

Date:    October 8, 2002                    By: /s/ Walter S. Spokowski
                                                ---------------------------
                                                    Walter S. Spokowski,
                                                    President and Chief
                                                    Executive Officer

Date:    October 8, 2002                    By: /s/ Rick C. Welker
                                                ----------------------
                                                    Rick C. Welker,
                                                    Vice President and Chief
                                                    Financial Officer


                                  CERTIFICATION

     I, Walter S. Spokowski, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Woodworkers Warehouse, Inc. (the "Company").

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

Dated:  October 8, 2002                  By: /s/ Walter S. Spokowski
                                         ---------------------------
                                         Walter S. Spokowski, President & CEO


                                  CERTIFICATION

     I, Rick C. Welker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Woodworkers Warehouse, Inc. (the "Company").

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

Dated:  October 8, 2002                  By: /s/ Rick C. Welker
                                         ----------------------
                                         Rick C. Welker, Vice President & CFO