Form 10-Q
period 2002-11-23
WOODWORKERS WAREHOUSE INC
filed 2003-01-07
CIK 1161625

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED NOVEMBER 23, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO___________.

Commission file number 0-24390

WOODWORKERS WAREHOUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3579658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

126 Oxford Street, Lynn, Massachusetts	01901
(Address of Principal Executive Offices)	(Zip Code)

(781) 853-0900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 126-2 of the Exchange Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of December 23, 2002, 5,633,006 shares of common stock were issued and outstanding. The Company has reserved 6,986 shares of common stock for issuance to former creditors whose bankruptcy claims have not yet been settled. If and when these shares are issued, they will be deemed to have been issued as of October 29, 2001, in the same manner as the other issued shares.

WOODWORKERS WAREHOUSE, INC.

INDEX

		Page

Part I – Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended November 23, 2002 and One Month Ended November 24, 2001 (Successor) and Two and Eight Months Ended October 27, 2001 (Predecessor)
		3-4

	Condensed Consolidated Balance Sheets November 23, 2002 (Unaudited) and February 23, 2002	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended November 23, 2002 (Successor) and One Month Ended November 24, 2001 (Successor) and Eight Months Ended October 27, 2001 (Predecessor)	6

	Notes to Condensed Consolidated Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	10-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

Signatures		14

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		15-16

WOODWORKERS WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended November 23, 2002 Successor	One Month Ended November 24, 2001 Successor	Two Months Ended October 27, 2001 Predecessor
Net sales	$27,256	$9,150	$16,085
Cost of sales	19,752	6,518	11,903

Gross profit	7,504	2,632	4,182
Selling, general and administrative expenses	8,460	3,012	6,195
Reorganization items	—	—	1,885

Loss from operations	(956)	(380)	(3,898)
Interest expense, net	547	173	451

Loss before income taxes, discontinued operations and extraordinary items	(1,503)	(553)	(4,349)
Provision for income taxes	—	—	—

Loss before discontinued operations and extraordinary items	(1,503)	(553)	(4,349)
Discontinued operations:
Loss from discontinued operations	—	—	(55)

Loss before extraordinary items	(1,503)	(553)	(4,404)
Extraordinary gain - cancellation of debt	—	—	38,607

Net (loss) income	$(1,503)	$(553)	$34,203

Basic and diluted loss per share:
Loss before discontinued operations and extraordinary items	$(0.27)	$(0.10)	*
Discontinued operations	—	—	*
Extraordinary gain	—	—	*

Net loss per share	$(0.27)	$(0.10)	*

Weighted average shares outstanding
Basic and diluted	5,640,000	5,640,000	*

* EPS for the Predecessor Company is not meaningful.

See notes to condensed consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Nine Months Ended	One Month Ended	Eight Months Ended
	November 23, 2002	November 24, 2001	October 27, 2001
	Successor	Successor	Predecessor
Net sales	$80,214	$9,150	$66,294
Cost of sales	56,006	6,518	47,096

Gross profit	24,208	2,632	19,198
Selling, general and administrative expenses	27,565	3,012	25,368
Reorganization items	—	—	1,645

Loss from operations	(3,357)	(380)	(7,815)
Interest expense, net	1,190	173	2,298

Loss before income taxes, discontinued operations and extraordinary items	(4,547)	(553)	(10,113)
Provision for income taxes	—	—	—

Loss before discontinued operations and extraordinary items	(4,547)	(553)	(10,113)
Discontinued operations:
Loss from discontinued operations	—	—	(279)

Loss before extraordinary items	(4,547)	(553)	(10,392)
Extraordinary gain - cancellation of debt	—	—	38,607

Net (loss) income	$(4,547)	$(553)	$28,215

Basic and diluted loss per share:
Loss before discontinued operations and extraordinary items	$(0.81)	$(0.10)	*
Discontinued operations	—	—	*
Extraordinary gain	—	—	*

Net loss per share	$(0.81)	$(0.10)	*

Weighted average shares outstanding
Basic and diluted	5,640,000	5,640,000	*

* EPS for the Predecessor Company is not meaningful.

See notes to condensed consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	(Unaudited)
	November 23,	February 23,
	2002	2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$471	$519
Accounts receivable, net	3,140	3,823
Inventories	32,900	29,586
Prepaid expenses and other current assets	966	1,051

Total current assets	37,477	34,979

PROPERTY AND EQUIPMENT, NET	2,478	3,958
LEASE INTERESTS, NET	1,365	1,602

OTHER ASSETS	915	871

	$42,235	$41,410

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank credit facility	$21,934	$20,878
Current portion of capital lease obligations	995	1,252
Post-Petition accounts payable	14,913	8,941
Pre-Petition accounts payable	2,000	2,000
Accrued expenses	2,823	3,125
Deferred liabilities	896	1,243
Other current liabilities	443	514

Total current liabilities	44,004	37,953

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	1,404	2,083

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	56	56
Additional paid-in capital	1,432	1,432
Accumulated deficit	(4,661)	(114)

Total stockholders’ equity (deficit)	(3,173)	1,374

	$42,235	$41,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended November 23, 2002 Successor	One Month Ended November 24, 2001 Successor	Eight Months Ended October 27, 2001 Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,547)	$(553)	$28,215
Loss from discontinued operations	—	—	279
Extraordinary gain – cancellation of debt	—	—	(38,607)

Net loss from continuing operations	(4,547)	(553)	(10,113)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,221	166	2,086
Reorganization expenses	—	—	1,645
Loss on disposal of fixed assets	—	—	889
Changes in current assets and liabilities:
Accounts receivable	683	(319)	(9,145)
Inventories	(3,314)	441	11,779
Prepaid expenses and other current assets	85	389	(660)
Post-petition accounts payable	5,972	(14)	3,411
Pre-petition accounts payable	—	—	10,136
Accrued expenses	(301)	(675)	1,600
Deferred liabilities	(348)	77	(1,580)
Other current liabilities	(71)	239	(243)

Net cash from operating activities	(620)	(249)	9,805
Net cash from discontinued operations.	—	—	(1,089)

Net cash from operating activities (before reorganization expenses)	(620)	(249)	8,716

Operating cash flows from reorganization expenses:
Professional fees paid for services rendered in bankruptcy	—	—	(2,502)
Interest income received	—	—	332
Other reorganization expenses paid	—	—	525

Net cash from reorganization items	—	—	(1,645)

Net cash from operating activities	(620)	(249)	7,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(204)	(52)	(385)
Net proceeds from sale of Seabrook, NH property	698	—	—
(Increase) decrease in other assets	(42)	(306)	184

Net cash from investing activities	452	(358)	(201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under bank credit facilities	1,056	(11,603)	(12,008)
Principal payments on capital lease obligations	(936)	(158)	(340)

Net cash from financing activities	120	(11,761)	(12,348)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(48)	(12,368)	(5,478)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	12,860	18,338

CASH AND CASH EQUIVALENTS, END OF PERIOD	$471	$492	$12,860

See notes to condensed consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

Woodworkers Warehouse, Inc. (the “Company” or the “Successor”) is a specialty retailer of woodworking tools and accessories sold through its 96 retail stores located in the New England and Mid-Atlantic regions, as well as through its nationally distributed mail-order catalogs and Web site (www.woodworkerswarehouse.com).

With respect to the unaudited consolidated financial statements, it is the Company’s opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year amounts have been reclassified to conform to this year’s presentation.

These statements should be read in conjunction with the Company’s financial statements included in its Form 10-K for the fiscal year ended February 23, 2002 (“fiscal 2001”). Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending March 1, 2003 (“fiscal 2002”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).

On August 11, 2000, Trend-Lines Inc. (the “Predecessor”) filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Predecessor operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Massachusetts Eastern Division (the “Bankruptcy Court”) until October 29, 2001. The First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors dated as of September 7, 2001, as modified (the “Plan”) was confirmed by the Bankruptcy Court on October 17, 2001. The effective date of the Plan was October 29, 2001 (the “Effective Date”). For financial reporting purposes, October 27, 2001 was considered the emergence date. On the Effective Date, the Predecessor merged into its wholly owned subsidiary, Woodworkers Warehouse, Inc., with Woodworkers Warehouse, Inc. being the surviving corporation emerging from bankruptcy. Pursuant to the Plan, new directors and new officers were appointed for the Successor.

Upon emergence from bankruptcy, the Company adopted fresh start accounting. The financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized Company at October 27, 2001.

The Company’s ability to meet its financial obligations will depend on the Company’s future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Provided the holders of a $2 million pre-petition claim, for which the company has remained liable after emergence, and the vendors referred to below continue to permit deferral of payment and the Company receives the waiver and amendment described below, management believes the availability under its Facility (Note 6), together with available cash and expected cash flows from operations, or alternate sources of financing will enable the Company to continue as a going concern. The Company is not currently in compliance with a financial covenant (Note 6) under the Facility and is currently seeking a waiver of that covenant for the third quarter of fiscal 2002 and an amendment to the Facility which will extend an overadvance amount, extend the maturity date and adjust the financial covenants for future fiscal quarters. The Company is currently in negotiations with its lenders but there is no guarantee that the waiver and amendment will be obtained. The Company will attempt to obtain an alternate financing facility if the waiver and amendment are not obtained from its current lenders and there have been preliminary discussions with other lending sources. In addition, several major vendors have granted extensions of the due dates of certain accounts payable balances into fiscal 2003 that were originally due in the fourth quarter of fiscal 2002 and the Company is in the process of formalizing these agreements. There can be no assurances, however, that an alternate financing facility could be obtained or that the due date extensions of the vendor accounts payable balances can be formalized on terms acceptable to the Company.

2. New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections”. One of the major changes of this Statement is to alter the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this Statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company believes that the adoption of SFAS 145 will not have a material impact on its financial statements.

In June, 2002, the FASB issued SFAS 146 “Accounting for Costs Associated With Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of SFAS 146 will not have a material impact on its financial statements.

3. Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Successor	Successor	Predecessor
	Nine Months	One Month	Eight Months
	Ended	Ended	Ended
	November 23,	November 24,	October 27,
	2002	2001	2001
Cash paid during the period for interest	$1,015	$196	$2,454
Cash paid during the period for income taxes	54	26	—
Property acquired under capital leases	—	—	2,920

4. Reorganization and Fresh Start Reporting

As discussed above, the Plan was confirmed on October 17, 2001 and the Company emerged from Chapter 11 as Woodworkers Warehouse, Inc. on October 29, 2001. Pursuant to SOP 90-7, the Successor adopted fresh start reporting as of October 27, 2001 to give effect to the reorganization as of such date. Fresh start reporting required the Successor to restate its assets and liabilities to reflect their reorganization value, which approximates fair value at the date of the reorganization. In so restating, SOP 90-7 required the Successor to allocate its reorganization value to its assets based upon their estimated fair values. Each liability other than deferred taxes, existing on the date the Plan was confirmed by the Bankruptcy Court, was stated at the present value of the amounts to be paid.

The Company’s reorganization value of $1,488,000 was less than the fair value of its net assets. In accordance with the purchase method of accounting, the excess of the revalued net assets over the reorganization value (negative goodwill) of approximately $400,000 was allocated to reduce proportionately the value assigned to noncurrent assets. The calculated reorganization value was based on a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of management. Net deferred tax assets are not recorded in the accompanying financial statements due to the uncertainty regarding future operating results. Finally, any accounting principle changes required to be adopted in the financial statements within the twelve months following the adoption of fresh start reporting were adopted at the time fresh start reporting was adopted. All fresh start adjustments were reflected as of October 27, 2001.

Reorganization items—The Predecessor provided for or incurred the following (income) expense items during the two months and eight months ended October 27, 2001, directly associated with the Chapter 11 reorganization proceedings (in thousands):

	Two Months	Eight Months
	Ended	Ended
	October 27	October 27,
	2001	2001
Bonuses for retention of key employees	$—	$347
Professional fees	783	2,502
Occupancy and other store closing costs	(216)	41
Relocation costs	88	609
Loss on disposal of Post Tool	175	2,020
Net asset/liability write-offs	988	910
Gain on sale of lease	—	(4,562)
Miscellaneous income	—	(34)
Miscellaneous expenses	116	144
Interest income	(49)	(332)

Total reorganization items	$1,885	$1,645

5. Discontinued Operations

On August 11, 2000, the Predecessor disposed of its golf business. The consolidated financial statements of the Predecessor have been presented to reflect the disposition of the golf business in accordance with APB Opinion No. 30. The net operating losses of the golf division were $55,000 and $279,000 for the three and nine months ended November 24, 2001, respectively, and have been reported as “Loss from discontinued operations” in the accompanying condensed consolidated statements of operations.

6. Bank Credit Facility

Pursuant to the Plan discussed in Note 1, on October 29, 2001, the Company entered into a $30 million Senior Secured Revolving Credit Facility, with the Bank of America as agent (the “Facility”). At November 23, 2002, the Company had $2l,934,000 of borrowings outstanding and $15,200 of letters of credit outstanding. The credit facility is secured by all of the Company’s assets and bears interest equal to LIBOR plus 3.25% (5.08% at November 23, 2002) or the bank reference rate plus 1.00% (5.25% at November 23, 2002) at the Company’s option.

The borrowing base under the Facility is based on the following formula: the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidation value of the inventory from an appraiser acceptable to Bank of America, plus 50% of the value of inventory covered by merchandise letters of credit, plus 85% of the value of eligible credit card and trade accounts receivable, plus an overadvance availability of $1,167,000 through October 31, 2002, at which time the overadvance began to decrease monthly by $233,000 until the overadvance availability is reduced to zero. The Company is seeking an amendment to the Facility that would permit it to maintain an overadvance availability of $700,000 through February 1, 2003, at which time the overadvance availability would decrease monthly by $58,333 until the overadvance availability would be reduced to zero. There can be no assurances that the overadvance availability amendment requested by the Company will be granted. The net availability under the Facility at November 23, 2002 was approximately $2.6 million.

The Facility contains financial covenants requiring a minimum EBITDA amount for the third quarter of fiscal 2002, fixed-charge coverage ratios for future quarters and certain non-financial covenants. In addition, the Facility requires that the Company have $3.0 million of availability after payment of $2.0 million to settle pre-petition general unsecured claims of the Predecessor. The Company is not currently in compliance with the EBITDA covenant for the third quarter of fiscal 2002 and is seeking a waiver of that covenant and an amendment of the terms of the fixed-charge coverage ratio covenants for future fiscal quarters on terms more favorable to the Company. The Company is currently in negotiations with its lenders but there is no guarantee that the waiver and amendment will be granted. Effective October 31, 2002, the Company received from its lenders a waiver of its non-compliance with the fixed-charges ratio covenant of the Facility for the second quarter of fiscal 2002 and the Facility was amended primarily to change the fixed-charge ratio covenants for future fiscal quarters on terms more favorable to the Company. The Facility is currently scheduled to mature on October 29, 2003 and the Company is seeking an extension to June 1, 2004. The Company will attempt to obtain an alternate financing facility if the waiver and amendment described above are not obtained from its current lenders and there have been preliminary discussions with other leading sources. There can be no assurances, however, that an alternate financing facility could be obtained.

7. Stockholders’ Equity

Pursuant to the Plan, the Predecessor’s common stock, treasury stock and preferred stock were cancelled along with outstanding stock options.

A total of 7,500,000 shares, par value $0.01 per share, of new common stock have been authorized under the plan with 5,273,006 shares issued as settlement for pre-petition liabilities and 360,000 shares issued to the Company’s CEO and former CFO. The Company did not issue the new shares until the third quarter of fiscal 2002 due to delays in the processing and settlement of certain unsecured claims of its Predecessor. In accordance with the Plan (Note 1), on November 1, 2002, the Company issued 5,273,006 shares of its common stock to the former unsecured creditors of its Predecessor. The Company has reserved 6,986 shares of new common stock for issuance to former creditors whose claims have not yet been settled. If and when the reserved shares are issued, they will be deemed to have been issued as of October 29, 2001, in the same manner as the other shares issued. Additionally, 1,500,000 shares have been reserved for stock option grants under the Company’s long-term incentive plan. Based on the performance of the Company, under agreements with the above officers, there is a potential grant to them of an additional 180,000 shares. Each holder of new common stock has one vote per share and is entitled to dividends when and if declared by the Board of Directors, however dividend payments are restricted under the terms of the Facility and the Company does not expect to pay dividends in the foreseeable future.

On December 16, 2002, Porter-Cable Corporation rejected delivery of the 1,180,480 shares of common stock that it was entitled to receive as an unsecured creditor under the Plan and has disclaimed beneficial ownership of such shares. Pursuant to the provisions of the Plan, these shares were deemed “undeliverable distributions” and will be held by the Company’s transfer agent and voted at the direction of the Company’s board of directors until such shares are retired in November 2003.

8. Selected Information By Business Segment

Information as to the operations of the Company’s business segments with respect to sales and operating income (loss) is set forth below for the periods indicated (in thousands):

	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months	One Month	Two Months	Nine Months	One Month	Eight Months
	Ended	Ended	Ended	Ended	Ended	Ended
	November 23,	November 24,	October 27,	November 23,	November 24,	October 27,
	2002	2001	2001	2002	2001	2001
Net sales:
Stores	$26,632	$8,620	$15,413	$77,648	$8,620	$62,768
Catalogs/Internet	624	530	672	2,566	530	3,526

Total	$27,256	$9,150	$16,085	$80,214	$9,150	$66,294

Income (loss) from continuing operations:
Stores	$720	$118	$(751)	$2,668	$118	$(1,929)
Catalogs/Internet	166	60	102	579	60	839
General corporate (expenses) income	(2,389)	(731)	(3,700)	(7,794)	(731)	(9,023)

Total	$(1,503)	$(553)	$(4,349)	$(4,547)	$(553)	$(10,113)

The Company sells its products through its retail stores and through its catalogs and Web site. These businesses have been aggregated into their respective reportable segments based on the Company's management reporting structure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We believe the most critical accounting policies are Revenue Recognition, Inventories, Prepaid Catalog Expenses, Lease Interests, and Income Taxes. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The application of US GAAP relative to our critical accounting policies requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and financial statement disclosures concerning contingent assets and liabilities and revenue and expenses during the reporting periods. We review estimates and assumptions used in the application of US GAAP on a regular basis. However, it is possible that these estimates and assumptions may change and such a change could be material to our financial position. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources.

Revenue Recognition

Revenue from our retail store operations is recognized at the time of sale. Revenue from catalog and internet sales is recognized upon shipment to the customer. Allowance for sales returns, a component of net sales, is booked in the period in which the related sales are recorded. An allowance of $65,000 was recorded as of November 23, 2002. Income received from memberships sold to our catalog customers is deferred over the period of the related memberships.

Inventories

Merchandise inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, inventory write-downs may be required.

Prepaid Catalog Expenses

We capitalize direct costs relating to the production and distribution of our mail-order catalogs. These costs are charged to operations over the period during which revenues are derived from the mailings, which is predominately one year or less from the date of mailing. There were approximately $159,000 of prepaid catalog expenses as of November 23, 2002.

Lease Interests

Lease interests represent the fair values assigned to our lease rights under fresh start accounting and are being amortized as a charge to rent expense over the remaining lease terms. Accumulated amortization was $400,761 at November 23, 2002. The recoverability of the carrying value of our lease interests is dependent on our ability to generate sufficient future cash flows from operations at each leased site, or in the case of a sale or disposition of a lease or leases, the continuation of similar favorable market rents. Accordingly, recoverability of this asset could be significantly affected by future economic market and competitive factors and is subject to the inherent uncertainty associated with estimates.

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

Due to the adoption of SOP 90-7 as of October 29, 2001 (Note 1), the financial statements of the Company are not comparable in certain material respects to the financial statements of the Predecessor. In our discussion of the results of operations, we have attempted to indicate any material changes affecting the comparability of our third-quarter and year-to-date results.

Results of Operations

Net sales for the three months ended November 23, 2002 (third quarter of fiscal 2002) increased by $2.0 million or 8.0% from the third quarter of fiscal 2001. Comparable store sales for the third quarter increased 12.5% due primarily to more frequent weekend in-store events and improved advertising productivity. Catalog/internet sales for the third quarter decreased $0.6 million or 47.8% from the third quarter of fiscal 2001 due primarily to the prior-year benefit from full catalogs mailed in fiscal 2000 which were not repeated in fiscal 2001 or fiscal 2002.

Net sales for the nine months ended November 23, 2002 (year-to-date) increased by $4.8 million or 6.3% from the nine months ended November 24, 2001. Year-to-date comparable store sales increased 17.7% due primarily to the same factors mentioned above for the third quarter along with private-label credit card promotional activities. The year-to-date store sales increase was partially offset by a $1.1 million drop in sales due to the closing of the Post Tool stores during the first quarter of fiscal 2001. Post Tool was a wholly-owned subsidiary of the Predecessor. Year-to-date catalog/internet sales decreased $1.5 million or 36.7% from the prior year-to-date period due primarily to the same factor mentioned above for the third quarter.

Gross profit for the third quarter of fiscal 2002 increased $0.7 million or 10.1% from the third quarter of fiscal 2001. As a percentage of net sales, gross profit increased 0.5% to 27.5% in the third quarter of fiscal 2002 from 27.0% in the third quarter of fiscal 2001. The primary reason for the increase in the gross profit rate was lower distribution costs included in cost of sales.

Year-to-date gross profit increased $2.4 million or 10.9% from the prior year-to-date period. As a percentage of year-to-date net sales, gross profit increased 1.3% to 30.2% from 28.9%. The primary reasons for the increase in the gross profit rate were higher vendor rebates and allowances and lower distribution costs, partially offset by promotional discounts on our private-label credit card sales.

Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 2002 decreased $0.7 million or 8.1% from the third quarter of fiscal 2001. As a percentage of net sales, SG&A expenses fell to 31.0% from 36.5% in last year’s third quarter. The decrease in SG&A expenses was primarily due to expense-reduction initiatives and lower depreciation and amortization expense.

Year-to-date SG&A expenses decreased $0.8 million or 2.9% from the prior year-to-date period. As a percentage of net sales, year-to-date SG&A expenses fell to 34.4% from 37.6%. The year-to-date decrease in SG&A expenses was primarily due to the items mentioned above for the third-quarter decrease, partially offset by higher severance and recruiting costs and professional fees (mostly associated with issues related to our emergence from Chapter 11).

The Predecessor incurred reorganization items as described in Note 4 that resulted in charges of $1.9 million in the third quarter of fiscal 2001 and $1.6 million in the prior year-to-date period.

The loss from operations for the third quarter of fiscal 2002 was $1.0 million compared to the prior-year third-quarter loss from operations of $4.3 million.

The year-to-date loss from operations was $3.4 million compared to the prior year-to-date loss from operations of $8.2 million.

Interest expense for the third quarter of fiscal 2002, net of interest income, decreased by $0.1 million from the third quarter of fiscal 2001. For the year-to-date period, net interest expense decreased by $1.3 million from the prior year-to-date period. These decreases in interest expense were primarily attributable to decreases in the amounts outstanding under our bank credit facilities.

We do not expect to record a provision or benefit for income taxes this year.

The losses from discontinued golf operations were approximately $0.1 and $0.3 million for the three and nine months ended November 24, 2001, respectively. These losses were primarily due to real estate and equipment lease expenses partially offset by lease sale proceeds.

The net loss for the third quarter of 2002 was $1.5 million compared to net income of $33.7 million for the third quarter of 2001 (due primarily to the extraordinary gain of $38.6 million associated with the emergence from Chapter 11 and the related cancellation of pre-petition debt).

The year-to-date net loss was $4.5 million compared to the prior year-to-date net income of $27.7 million (due primarily to the extraordinary gain).

Liquidity and Capital Resources

Our working capital deficiency as of November 23, 2002, increased by $3.9 million from February 23, 2002. The increased deficiency resulted primarily from an increase of $6.0 million in accounts payable, a decrease in accounts receivable of $0.7 million and the operating loss that contributed to an increase in amounts owed under the bank credit facility of $1.1 million, partially offset by a $3.3 million increase in inventory, a $0.3 million reduction in capital lease obligations and a $0.4 million decrease in deferred and other current liabilities.

During the nine-month period ended November 23, 2002, cash used by operating activities was $0.6 million. The primary uses of cash were the net loss prior to depreciation and amortization of $3.3 million and the increase in inventory of $3.3 million, mostly offset by the increase in accounts payable of $6.0 million. The increase in inventory was due primarily to the normal seasonal build-up while the accounts payable increase was due to the inventory build-up and improved vendor payment terms (including one-month extensions of certain accounts payable balances to December 2002 that were originally due in November 2002).

Net cash from investing activities was $0.5 million resulting from the net proceeds of $0.7 million from the sale of our Seabrook, NH property. We are leasing back a portion of the property for the operation of our Seabrook store under an operating lease.

Net cash provided by financing activities was $0.1 million resulting from borrowings of $1.1 million under the Facility (Note 6), mostly offset by principal payments of $0.9 million on capital lease obligations.

Under the Plan (see Note 1), we are required to pay the general unsecured creditors their pro rata share of $2 million. After consultation with the holders of a majority in dollar value of the unsecured claims, we deferred making this payment and can make no assurance as to when or if we will make such payment. We would not currently be able to make any such payments to these creditors because of availability restrictions under the Facility. In addition, several major vendors have granted extensions of the due dates of certain accounts payable balances into fiscal 2003 that were originally due in the fourth quarter of fiscal 2002 and we are in the process of formalizing these agreements.

Provided we can obtain the waiver and amendment under the Facility (discussed in Notes 1 and 6) and provided the holders of the $2 million of claims and the vendors referred to above continue to permit deferral of their payment, we anticipate we will be able to satisfy our working capital requirements, planned capital expenditures, and debt service requirements with proceeds from cash flows from operations, borrowings under the Facility or alternate sources of financing. We expect to generate adequate cash flows from operating activities to sustain current levels of operations. We are in the process of closing one underperforming store which had a month-to-month lease and we will continue to evaluate the performance of each remaining store and expect to close or relocate any other underperforming stores that do not respond sufficiently to remedial action. We will attempt to obtain an alternate financing facility if the waiver and amendment mentioned above are not obtained from our current lenders and there have been preliminary discussions with other lending sources. There can be no assurances, however, that an alternate financing facility could be obtained.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, we will follow APB 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. We believe that the adoption of SFAS 145 will not have a material impact on our financial statements.

In June, 2002, the FASB issued SFAS 146 “Accounting for Costs Associated With Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of SFAS 146 will not have a material impact on its financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements included in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by us from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following:

•	Our ability to attract, train and retain highly-qualified associates to staff both existing and new stores, as well as middle and senior management.

•
General economic conditions, which affect consumer confidence and home improvement and home-building spending, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing and unemployment rates.

•
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

•	Changes in laws and regulations, including changes in accounting standards, tax statutes or regulations and environmental and land use regulations, and uncertainties of litigation.

•	The receipt of the waiver and amendment discussed above and our compliance with the financial covenants under the Facility as such covenants may be amended.

•	Continued cooperation by the holders of $2 million of unsecured bankruptcy claims and certain vendor accounts payable balances discussed above as to which we have deferred payment.

•	Our ability to achieve our plans and strategies of growth will be dependent on maintaining adequate bank and other financing.

•	Possible closure of additional underperforming stores.

•	Other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES

With the supervision and participation of our management including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this report, and, based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that significantly affect these controls subsequent to their date of evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In accordance with the Plan (Note 1), on November 1, 2002, the Company issued 5,273,006 shares of its common stock to the former unsecured creditors of its Predecessor. The Company has reserved 6,986 shares of its common stock for issuance to certain creditors whose bankruptcy claims have not been settled.

On December 16, 2002, Porter-Cable Corporation rejected delivery of the 1,180,480 shares of common stock that it was entitled to receive as an unsecured creditor under the Plan and has disclaimed beneficial ownership of such shares. Pursuant to the provisions of the Plan, these shares were deemed “undeliverable distributions” and will be held by the Company’s transfer agent and voted at the direction of the Company’s board of directors until such shares are retired in November 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is not currently in compliance with the EBITDA covenant contained in the Facility (Note 6) and is currently seeking a waiver of this covenant for the third quarter of fiscal 2002 and an amendment for (1) the fixed-charges ratio covenant for future fiscal quarters, (2) an adjustment to the overadvance availability and (3) an extension of the maturity of the Facility until June 1, 2004. Although the Company is currently in negotiation with its lenders for the waiver and amendment, there is no guarantee that the waiver and amendment will be obtained.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer have furnished to the SEC the certifications with respect to this Form 10-Q that are required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a) 99.1 Certification of Chief Executive Officer

(b) 99.2 Certification of Chief Financial Officer

Reports on Form 8-K

(a) The registrant filed a current report on Form 8-K on October 31, 2002, reporting an amendment to the Facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWORKERS WAREHOUSE, INC. (Registrant)

Date: January 7, 2003	By:	/s/ Walter S. Spokowski

Walter S. Spokowski,
President
and Chief Executive Officer

Date: January 7, 2003	By:	/s/ Rick C. Welker

Rick C. Welker,
Vice President
and Chief Financial Officer

WOODWORKERS WAREHOUSE, INC.
CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION

I, Walter S. Spokowski, President and Chief Executive Officer of Woodworkers Warehouse, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Woodworkers Warehouse, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) and 15(d)) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 7, 2003

/s/ Walter S. Spokowski
Walter S. Spokowski, President and
Chief Executive Officer

WOODWORKERS WAREHOUSE, INC.
CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION

I, Rick C. Wekler, Vice President and Chief Financial Officer of Woodworkers Warehouse, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Woodworkers Warehouse, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) and 15(d)) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 7, 2003

/s/ Rick C. Welker
Rick C. Welker, Vice President and
Chief Financial Officer