Form 10-K
period 2003-03-01
WOODWORKERS WAREHOUSE INC
filed 2003-05-30
CIK 1161625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 1, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number: 0-24390

WOODWORKERS WAREHOUSE, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-357958 (I.R.S. Employer Identification No.)

126 Oxford Street, Lynn, Massachusetts (Address of Principal Executive Offices)	01901 (Zip Code)

(781) 853-0900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant and indicate the number of shares outstanding of each of the registrant’s shares of common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: Shares of the registrant’s outstanding common stock were issued pursuant to the First Amended Joint Reorganization Plan of Trend-Lines, Inc. (the predecessor of the registrant) and the Official Committee of Unsecured Creditors on November 1, 2002 and there were no issued and outstanding shares of the registrant’s common stock as of the last business of the registrant’s most recently completed second fiscal quarter. As of March 1, 2003, 5,633,006 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding. The company has reserved 6,986 shares common stock for issuance to former creditors of Trend-Lines, Inc. whose bankruptcy claims have not yet been settled. As of the date of this report on Form 10-K, there is no established public trading market for the registrant’s common stock and an aggregate market value cannot be calculated at this time.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2003 annual meeting of stockholders, which will be filed in accordance with Rule 14a-101 of the Exchange Act, are hereby incorporated by reference into Items 10, 11, 12, and 13 of Part III of this report on Form 10-K.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management of Woodworkers Warehouse, Inc., based on information currently available to management. The use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicates a forward-looking statement.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond the ability of Woodworkers Warehouse, Inc. to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, Woodworkers Warehouse, Inc. claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Cautionary Statements” beginning on page 19.

The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1. BUSINESS

Introduction

We are Woodworkers Warehouse, Inc. (“we,” “us” or the “Company”). On October 29, 2001 (the “Effective Date”), we emerged from Chapter 11 bankruptcy following a reorganization which included the sale of certain non-core businesses and a merger with our predecessor and parent company, Trend-Lines, Inc. (the “Merger”), in which we were the surviving entity. Our business is now focused on our Woodworkers Warehouse stores and catalogs.

Bankruptcy Reorganization

On August 11, 2000, Trend-Lines, Inc. filed petitions in the United States Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code. The First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, as modified by the Joint Motion to Approve Nonmaterial Modification to the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors (the “Plan”) was confirmed by the Bankruptcy Court on October 17, 2001. On the Effective Date, all of Trend-Lines Inc.’s shares of Class A Common Stock, Class B Common Stock, preferred stock, treasury stock, and outstanding stock options were cancelled. Under the Plan, we issued shares of our new common stock, par value $0.01 per share (“Common Stock”) to certain former unsecured creditors of Trend-Lines, Inc. and to certain members of our management. The Bankruptcy Court has not yet issued a final decree, and such decree is delayed by, among other things, the fact that we have not yet been able to pay a $2.0 million cash settlement to the former unsecured creditors of Trend-Lines, Inc.

Treatment of Claims Under the Plan

The following is a summary of the treatment of the different classes of creditor claims under the Plan. This description is qualified in its entirety by the Plan, a complete copy of which is filed as an exhibit to our report on Form 8-K, as filed with the Securities and Exchange Commission (“SEC”) on October 31, 2001.

Class 1: Bank of America Bank Credit Facility

On October 29, 2001, we paid the outstanding balance of Trend-Lines, Inc.’s debtor-in-possession financing in connection with our entering into a new $30 million senior secured revolving credit facility with Bank of America as Agent.

Class 2: Other Secured Claims

These secured claims consisted of various vendors from whom we leased furniture, fixtures and equipment for retail stores and corporate offices. These creditors received (a) some or all of the collateral securing their respective leases, (b) cash in an amount equal to the proceeds received from the sale of such collateral or (c) such other treatment as was agreed upon by Trend-Lines, the creditors committee and the respective holders. If the value of the collateral securing a Class 2 claim was less than the total amount of the claim, the difference was treated as a Class 5 general unsecured claim (see description below).

Class 3: Other Priority Claims

These were claims other than administrative, professional fee or priority tax claims entitled to priority treatment pursuant to Section 507(a) of the Bankruptcy Code. All of the administrative and professional fee claims and most of the priority tax claims were paid in Fiscal 2001.

Class 4: Convenience Claims

These were unsecured claims that were equal to or less than $2,000 or were reduced to $2,000 pursuant to the election by the claim holder. Each holder of a Class 4 claim received a cash payment in an amount equal to 25% of such claim.

Class 5: General Unsecured Claims

These were pre-petition trade claims, reclamation claims and other general unsecured claims and were deemed to be impaired by the Plan. Each holder of a Class 5 claim was entitled to receive in full satisfaction of such allowed claims, its pro rata share, based on the principal amount of each holder’s claim, of (a) $2,000,000 on January 15, 2002 and (b) 5,280,000 shares of new Common Stock on October 29, 2001. After consultation with claimants representing a majority of the dollar value of these claims, we deferred payment of the $2,000,000. As of the date hereof, we have not made any cash payments to settle the Class 5 claims because of restrictions under our credit facility.

Class 6: Common Stock Equity Interest and Claims

On the Effective Date, all former common stock equity interests of Trend-Lines, Inc. were extinguished and the certificates and all other documents representing such common stock equity interests were deemed cancelled and of no force or effect. The holders of the common stock equity interests of Trend-Lines, Inc. did not receive or retain any interest or property under the Plan.

History

We are a specialty retailer of power and hand tools and accessories, primarily for use in woodworking and light construction. Our principal executive offices are currently located at 126 Oxford Street, Lynn, Massachusetts, 01901 and our telephone number is (781) 853-0900.

In 1983, Trend-Lines, Inc. began mailing catalogs and opened a Woodworkers Warehouse outlet in its distribution center. The first Woodworkers Warehouse retail store was opened in 1986. As of March 1, 2003, we operated 95 Woodworkers Warehouse stores. Our stores are located in the New England and Mid-Atlantic regions. In 1999, we also began selling our merchandise on our web site, www.woodworkerswarehouse.com.

Pursuant to the Plan, Trend-Lines, Inc. disposed of its Golf Day retail stores, Golf Day mail order catalog and GolfDay.com web site during the third and fourth quarters of the fiscal year ended February 24, 2001 (“Fiscal 2000”) and did not operate any Golf Day stores in the fiscal year ended February 23, 2002 (“Fiscal 2001”).

Payments to Bank of America

From the date Trend-Lines, Inc. filed its petition in bankruptcy through our emergence from bankruptcy, we paid Bank of America a total of $39,343,753, comprised of the following:

•	$20,773,000 from the proceeds generated from the liquidation of the Golf Day inventory;

•	$6,070,753 in interim payments; and

•	$12,500,000 as additional payments from cash on hand in Fiscal 2001.

Upon emerging from bankruptcy, we entered into a $30 million senior secured credit facility with Bank of America as Agent, which matures on October 30, 2003 (the “Credit Facility”). For a description of the Credit Facility, see “Liquidity and Capital Resources,” page 16.

The Woodworking Industry

According to a “Woodworking in America”TM survey sponsored in 1998 by the American Woodworker Magazine (the “Woodworking Survey”), approximately 11% of the United States adult population, or nearly 20.5 million people at that time, were involved in woodworking activities, spending more than $7.8 billion annually on equipment and accessories used specifically for woodworking projects. Major items in this category included: power tools; wood finishes; hand tools; blades, bits and cutters; glue and adhesives; abrasives; sharpening equipment; books; and other equipment and supplies. Approximately 43% of the total amount or $3.3 billion was used to purchase power tools.

Woodworkers range from home workshop enthusiasts to professionals involved in a wide variety of activities, including home construction and remodeling, cabinet and furniture making and other woodworking projects. Advanced woodworkers participate in activities that require a high skill level, such as cabinet making, architectural woodworking, furniture making, millwork and veneering. According to the Woodworking Survey, the typical woodworker has been involved in woodworking for an average of approximately 15 years and the typical woodworker has spent an average of more than six hours per week in their workshop. Further, as interest and/or skill levels increase, a wider variety and selection of merchandise and availability of hard-to-find items and well-known brand name products become more important to the woodworking customer.

Current Business Strategy

Our business strategy is primarily focused on our stores (our catalog business was approximately 3% of our total Fiscal 2002 sales — see Note 15 of our consolidated financial statements included in this report commencing at page F-1). We are seeking to enhance our position as a leading specialty retailer of power and hand tools and accessories and to achieve future growth. The key elements of our business strategy are as follows:

Selected openings of retail store operations. We intend to focus our retail store openings in existing markets or markets in close proximity to those in which we currently operate to take advantage of our centralized distribution system and current marketing programs. We opened one new store and closed four underperforming stores in the 53 weeks ended March 1, 2003 (“Fiscal 2002”) and we closed one additional underperforming store in April 2003. Although we anticipate opening and relocating stores in the future, we can make no assurances as to when or if we will open or relocate any such stores. Under the terms of the Credit Facility, we are limited to only opening stores to the extent they replace closed stores.

Complementary catalog and web operations. We continue to actively pursue catalog and web sales. Our name recognition combined with the customer base and market knowledge that have resulted from our catalog and web operations may facilitate future expansion of our retail stores. We may use catalog and web sales information to, among other things, help identify new store markets and assist in determining the appropriate product mix for our retail stores.

Cost-effective operations. We strive to have low costs of operations. We implemented many expense-reduction initiatives in Fiscal 2002 and we continue to improve our operating efficiency. We believe these steps have allowed us to put competitively-priced products on the market.

Low prices and matching product/price guarantee. Our competitive pricing strategy primarily features special sales and promotions in our store flyers mailed to our customers generally on a monthly basis as well as competitive everyday prices on most items. We also offer a guarantee to match competitor prices on the same product.

Expert customer service. We train our employees to explain and demonstrate the use and operation of our merchandise to customers and to develop good salesmanship. Their skills are developed through on-the-job training combined with the use of Company-developed manuals. Sales personnel attend in-house training sessions conducted by experienced sales people or manufacturers’ representatives and receive sales, product and other information in periodic meetings with managers.

Convenience. We strive to maximize convenience to our store customers by providing ample parking and fast in-and-out service. Customers can also order products from our store flyers by calling a toll-free number and on the Internet by visiting our web site.

Products and Merchandising

We offer our customers breadth and depth of product selection, including many hard-to-find items, high-quality brand name and private-label merchandise, competitive promotional prices, everyday low prices on certain items, a matching product/price guarantee, expert customer service, and convenience. With this strategy we believe we are able to compete successfully against major home centers, mass merchandisers, hardware stores and other sellers of our merchandise.

Our stores primarily carry woodworking machinery, portable power and hand tools and accessories. We select products based on quality, value, durability, historic product demand, safety and customer appeal. We also offer a tool repair service that we outsource to a third-party service company. We constantly monitor our customers’ product preferences through inventory and sales data, including data provided by our catalog and web operations.

Our stores, catalogs and web site serve a wide range of woodworking tool customers, from home workshop enthusiasts to professionals. Our customers are seeking hand and power tools to help them with a wide variety of activities, including home construction and remodeling, cabinet and furniture making and other woodworking projects. Our customers are generally experienced in woodworking and carpentry and desire high quality and performance brand name tools.

Business Segments

Retail Store Operations

We design our stores to be destination stores and maximize convenience to our customers by providing ample parking and fast in-and-out service. As of March 1, 2003, we operated 95 stores located in the following states: 24 in New York, 11 in Pennsylvania, 17 in Massachusetts, 12 in New Jersey, 11 in New Hampshire, seven in Connecticut, seven in Maine, three in Delaware, two in Rhode Island, and one in Vermont. Most of our stores are located in strip malls.

Catalog Operations

Prior to Fiscal 2000, Trend-Lines, Inc. produced four versions of each of the Trend-Lines and Golf Day catalogs annually. After Trend-Lines, Inc. filed for bankruptcy in Fiscal 2000, it produced one version of the Trend-Lines and Golf Day catalog and mailed approximately 8 million copies of the Trend-Lines catalog and approximately 5 million copies of the Golf Day catalog. In

Fiscal 2001, we produced one Woodworkers Warehouse catalog and mailed it to 1.2 million customers. In Fiscal 2002, we mailed smaller versions of our catalog to fewer customers several times in an attempt to reduce costs and expenses while targeting catalog mailings to persons most likely to purchase our products based on previous purchase experience.

We mail catalogs to persons on our mailing list, persons who have requested them, and persons on lists which we rent from or exchange with compatible companies. We prospect for new customers by testing new mailing lists, media and other programs to cost-effectively increase the size of our proprietary customer mailing list. We also strive to generate more incremental revenue from existing customers. We analyze what we sell at our retail stores and in our catalog, and based on this analysis and through our stock status system we monitor the mix of products to maximize profitability and satisfy our customers’ needs. We design our mailings in-house with desk top publishing equipment.

We employ a sophisticated call management distribution system via our incoming toll-free “800” numbers. This system distributes catalog orders and customer inquiries to trained customer service representatives and provides detailed call reporting and analysis. Currently, we use an outside call center to receive and transmit catalog orders and phone orders from our store flyers. We also provide technical assistance to our customers on a toll-call basis. We usually ship catalog orders within 48 hours after receipt and offer express delivery at additional cost to the customer.

For financial information on each of our business segments for the last two fiscal years, please refer to Note 15 of our consolidated financial statements at pages F-26 and F-27.

E-Commerce

Our woodworkerswarehouse.com web site augments our store and catalog operations. We accept orders from our web site and integrate them directly into our fulfillment system for shipment. These sales do not currently constitute a material portion of our revenues.

Marketing and Advertising

We promote retail store sales primarily through direct-mail flyers, store “events,” demonstrations and promotions, Woodworkers Warehouse proprietary credit card offers and point-of-sale materials posted and distributed in our stores. Our stores conduct monthly events such as sidewalk sales, woodworking clinics and vendor-sponsored promotions. We promote catalog sales by catalog mailings.

We measure the results of all of our marketing and advertising programs to determine future programs and expenditures.

Suppliers

Our business relies on major vendors with well-known brand names, as well as smaller specialty vendors. In Fiscal 2002, 29% of our purchases were made with one vendor. We have, from time to time, extended our payment terms with certain of our vendors (see “Overview,” at page 13), including the vendor referred to above. Based upon our cash projections, we expect that we will need to further extend payment terms with these key vendors at certain times during our fiscal year ending February 28, 2004 (“Fiscal 2003”). Notwithstanding these payment extensions, we believe our vendor relationships are satisfactory.

In Fiscal 2002, we purchased approximately 7% of our products from overseas vendors. Tool products sold under our private labels are purchased from overseas vendors, a majority of which are from Taiwan and, to a lesser extent, Korea, China, England, Hong Kong, Sweden, Japan and Germany. This portion of our business is subject to the risks generally associated with conducting business abroad, including adverse fluctuations in currency rates, changes in import duties or quotas, the imposition of taxes or other charges on imports, and disruptions or delays in shipment or transportation. To date, these factors have not had a material adverse impact on our operations.

Product Distribution

Our distribution center (DC) is a 99,000 square-foot center in Amesbury, Massachusetts. Our DC serves all of our retail stores and our catalog and web business. The location of our DC allows us to maintain and restock our store inventories promptly and efficiently, typically once per week.

Management Information Systems

Our management information systems, primarily based in our headquarters, consist of a full range of retail, financial and merchandising systems and include inventory distribution and control, order fulfillment and inventory replenishment, staffing, sales and marketing analyses and financial and merchandise reporting. We have an in-store point-of-sale (POS) computer system which provides transactional data to management on a daily basis. We track store sales and forecast inventory requirements, and automatically replenish merchandise to each of our stores. Our inventory control system allows us to consider store sales through the close of business of the previous day when processing weekly store replenishment. We are making additional enhancements to our inventory replenishment software in Fiscal 2003 to improve the accuracy and timeliness of the allocation of inventory to our stores.

We also have a management information system which supports our catalog and web-based sales by assisting with our plans for merchandise purchases and subsequent sales and delivery to our customers’ homes. This system allows us to manage our catalog and customer Internet database. By tracking and analyzing this database we can focus our catalog mailings on persons most likely to purchase our product, analyze merchandise trends and buying patterns, and track the effectiveness of customer promotional merchandising.

Competition

We experience competition in all aspects of our business operations, including competition for customers, locations and products. Our primary competitors include: home improvement stores; electrical, plumbing and building materials supply houses; lumber yards; local, regional and national hardware stores; and mail-order specialty catalogs and websites. Our business is highly competitive and we may face new types of competitors if we enter new markets or lines of business.

Many competitors are substantially larger and have greater financial and other resources than we do. The entrance of new competitors or the expansion of operations by existing competitors in our market areas could have a material adverse effect on our results of operations. We do not expect there to be any new large-scale specialty competitors in the near future due to the nature of our business.

We believe we can compete effectively on the basis of our promotional prices and everyday low prices on certain items, selection and service, all of which allow us to attract customers to our stores. We believe we differentiate ourselves from most of our competitors through knowledgeable customer service and the breadth and depth of our brand-name product selection.

Seasonality

The specialty retail industry is seasonal in nature, with a high proportion of sales and operating income generated in the November and December holiday season. As a result, our operating results are significantly affected by the holiday selling season and other seasonal factors, such as adverse weather conditions during peak months for sales.

Registered Trademarks and Service Marks

We have registered the Woodworkers Warehouse trademark. We intend to continue to register, when we deem it appropriate, trademarks, trade names and service marks that are important to our business.

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

Research and Development

We incurred no expenses related to research and development activities during Fiscal 2002, 2001 and 2000.

Employees

We rely on many part-time, flex-time and seasonal employees to meet our needs. As of March 1, 2003, we employed 589 non-union persons, of whom 401 were full-time and 188 were part-time. We consider our employee relations to be satisfactory.

ITEM 2. PROPERTIES

We sold our owned facility located in Seabrook, New Hampshire for approximately $700,000 in Fiscal 2002 and leased back a portion of the premises for a store we currently operate at that location. The net proceeds from the sale were utilized to pay down the Credit Facility.

On June 29, 2001, we sold the lease governing our then principal executive offices and distribution center in Revere, Massachusetts for $4,500,000 and the assumption of certain related outstanding obligations. The Revere space totaled approximately 286,000 square feet.

At the same time as the sale of the Revere facility lease, we entered into a lease for our new distribution center in Amesbury, Massachusetts, and a lease for our new corporate headquarters in Lynn, Massachusetts. The Fiscal 2003 annualized rent, square footage and term expiration dates of these leases, excluding lease renewal options, are set forth in the following table.

Lease	Square Footage	Fiscal Year 2003 Annualized Rent	Expiration of Term
Amesbury, MA	99,000	$437,500	August 31, 2006
Lynn, MA	11,700	$171,112	November 30, 2006

As of March 1, 2003, we operated 95 stores, all of which are leased. We closed four underperforming stores in Fiscal 2002 and an additional underperforming store in April 2003 as a result of our decision not to renew the lease. One underperforming store is currently scheduled to be relocated and another to be closed later in Fiscal 2003. Our typical store lease provides for an initial term of five to ten years, with renewal options permitting us to extend the term. In each case we pay fixed annual rent. Most of our leases provide for an increase in annual fixed rental payments during the lease term and allow us to terminate the lease before the end of the term without penalty if we provide proper notice. Most leases require us to pay real estate taxes, maintenance and repair costs, insurance, utilities and, in shopping center locations, our portion of common area operating costs. As of March 1, 2003, our leases, excluding lease renewal options, were scheduled to expire as follows:

Calendar Year Lease Terms Expire	Number of Store Leases Expiring
2003	8
2004-2005	35
2006-2007	40
2008 and later	12

We are in the process of negotiating rent reductions for a significant number of our store leases and have succeeded in reducing future rents by approximately 10% in about 15% of our stores as of May 16, 2003. In most of these cases we are not modifying other provisions of the leases.

ITEM 3. LEGAL PROCEEDINGS

Our predecessor, Trend-Lines, Inc. filed a petition in the Bankruptcy Court on August 11, 2000. The Plan was confirmed by the Bankruptcy Court on October 17, 2001 and the Plan’s Effective Date was October 29, 2001. On the Effective Date, we emerged from bankruptcy as the surviving entity of the Merger (see “Introduction,” at page 3). A final decree has not been entered by the Bankruptcy Court at this time, and such a decree is delayed by, among other things, the fact that we have not been able to make the required $2 million payment to the former unsecured creditors of Trend-Lines, Inc.

Management believes that except for the bankruptcy, any other legal actions that are pending against the Company have arisen in the ordinary course of business and that the liability which may result from any such action would not have a material adverse impact on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pursuant to the Plan, on November 1, 2002, we issued 5,273,006 shares of our Common Stock to the former unsecured creditors of Trend-Lines, Inc. These shares were deemed to have been issued as of the Effective Date. We have reserved 6,986 shares of Common Stock for issuance to former creditors of Trend-Lines, Inc. whose bankruptcy claims have not yet been settled. In addition, on November 1, 2002 we issued 360,000 shares of Common Stock to certain executive officers in accordance with the terms of employment agreements that were approved under the Plan.

On December 16, 2002, Porter-Cable Corporation rejected delivery of the 1,180,480 shares of Common Stock that it was entitled to receive as an unsecured creditor under the Plan and has disclaimed beneficial ownership of such shares. Pursuant to the provisions of the Plan, these shares were deemed “undeliverable distributions” and are being held by our transfer agent and voted at the direction of our board of directors until such shares are retired in November 2003.

Market Information

Our Common Stock is not currently listed on any exchange nor is it quoted by any automated quotation system. Since our emergence from bankruptcy in October 2001, there has been no public trading market for our Common Stock.

The market information described below is related to the Class A Common Stock of our predecessor, Trend-Lines, Inc., whose Class A Common Stock was included in the Nasdaq National Market under the symbol “TRND” until September 12, 2000, when it was delisted. The below listed price information for periods before September 12, 2000 are as reported by the Nasdaq National Market and the price information after September 12, 2000 was quoted by a dealer participating in the over-the-counter market (these prices may reflect inter-dealer prices, without retail mark-up, mark down or commissions and may not reflect actual transactions).

The market information in the table below is not related to our Common Stock and it should not be read to be indicative of the future performance of our Common Stock.

	High	Low
Fiscal Year Ended February 23, 2002
First Quarter	$.01	$.01
Second Quarter	$.01	$.01
Third Quarter prior to October 29, 2001	$.01	$.01
Third Quarter after October 29, 2001	*	*
Fourth Quarter	*	*

Fiscal Year Ended February 24, 2001
First Quarter	$2.09	$1.19
Second Quarter	$1.63	$0.31
Third Quarter	$0.13	$0.02
Fourth Quarter	$0.07	$0.02
* There has been no public market for our Common Stock since October 2001.

Holders

As of March 1, 2003, there were 5,633,006 shares of Common Stock issued and outstanding (including the 1,180,480 shares of Common Stock being held by our transfer agent discussed above) and approximately 675 stockholders of record.

Dividends

We have never declared or paid any dividends. In addition, the Credit Facility restricts our ability to pay cash dividends. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information as of March 1, 2003

Effective November 27, 2001, we established a long term incentive plan (“Incentive Plan”) which provides for grants of stock options, stock appreciation rights and restricted stock. We have reserved 1,500,000 shares of Common Stock for awards under the Incentive Plan. Under the Incentive Plan, stock options are granted at 100% of the fair market value of the Common Stock on the date of the grant. As of the Effective Date, the fair market value of our Common Stock was determined to be $0.26 per share based upon a valuation performed by an independent third party in conjunction with our emergence from bankruptcy. Options granted under the Incentive Plan generally vest over a three year term with 33% vesting on each anniversary of the grant date. All vested options are exercisable for a period of ten years from the date of grant.

Equity Compensation Plan Table

The following table contains information about the shares of Common Stock underlying options granted under the Incentive Plan as of March 1, 2003.

	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(1)
Equity compensation plans approved by stockholders	—	—	—

Equity compensation plans not approved by stockholders	1,113,200	$0.26	386,800

Total	1,113,200	$0.26	386,800

(1)	Does not give effect to the issuance of options to purchase 100,000 shares of Common Stock to one of our executive officers in April 2003. After giving effect to such issuance, there will be 1,213,200 shares of Common Stock underlying outstanding options and 286,800 shares of Common Stock available for the future issuance of options under the Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

We emerged from Chapter 11 bankruptcy on October 29, 2001 following a reorganization which included the sale of certain non-core businesses. For financial reporting purposes, October 27, 2001 was considered the emergence date as it was a period-end date and activity for the two days was immaterial. For financial reporting purposes, Fiscal 2001 was segregated into two periods: the four months ended February 23, 2002 and the eight months ended October 27, 2001. For purposes of Items 6 and 7 of this report, Trend-Lines, Inc. is referred to as the “Predecessor” with respect to periods prior to the Effective Date and Woodworkers Warehouse, Inc. is referred to as the “Successor” with respect to periods as of and after the Effective Date. Upon our emergence from bankruptcy, we adopted fresh start accounting. The financial statements were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 required us to use the purchase method of accounting and therefore we recorded the assets and assumed liabilities of the reorganized company at fair value as of October 27, 2001. Accordingly, the accompanying balance sheets as of March 1, 2003 and February 23, 2002 are not comparable in certain material respects to such balance sheet as of any prior period since the balance sheets as of those dates are that of a reorganized entity.

The following table sets forth certain financial data with respect to the Successor and Predecessor for each of the last five fiscal years (in 000’s except for share and per share amounts).

	Successor 53 Weeks Ended March 1, 2003	Successor 17 Weeks Ended February 23, 2002	Predecessor 35 Weeks Ended October 27, 2001	Predecessor 52 Weeks Ended February 24, 2001	Predecessor 52 Weeks Ended February 26, 2000	Predecessor 52 Weeks Ended February 27, 1999
Net sales	$113,655	$44,822	$66,294	$154,709	$178,183	$176,388
Cost of sales	79,198	30,998	47,096	110,998	123,823	124,461

Gross profit	34,457	13,824	19,198	43,711	54,360	51,927
Selling, general and administrative expenses	37,111	13,466	25,368	58,510	49,684	53,732
Reorganization charges	—	—	1,645	2,292	—	—

Operating income (loss)	(2,654)	358	(7,815)	(17,901)	4,676	(1,805)
Interest expense, net	1,813	472	2,298	5,171	4,771	3,474

Loss before income taxes, discontinued operations and extraordinary items	(4,467)	(114)	(10,113)	(22,262)	(95)	(5,279)
Provision for income taxes	—	—	—	—	(25)	1,723

(Loss) income before discontinued operations and extraordinary items	(4,467)	(114)	(10,113)	(22,262)	(120)	3,556
Discontinued operations:
Loss on disposal	—	—	(279)	(21,854)	—	—
Loss from discontinued operations	—	—	—	(8,975)	(7,466)	(3,855)

Loss before extraordinary items	(4,467)	(114)	(10,392)	(53,091)	(7,586)	(7,411)
Extraordinary gain—cancellation of debt	—	—	38,607	—	—	—

Net (loss) income	$(4,467)	$(114)	$28,215	$(53,091)	$(7,586)	$(7,411)

Basic and diluted loss per share:
Loss before discontinued operations and extraordinary items	$(0.79)	$(0.02)	*	*	*	*
Discontinued operations	—	—	*	*	*	*
Extraordinary gain	—	—	*	*	*	*

Net loss per share	$(0.79)	$(0.02)	*	*	*	*

Weighted average shares outstanding—basic and diluted	5,640,000	5,640,000	*	*	*	*

*	EPS for the Predecessor Company is not meaningful.

Balance Sheet Data:

	Successor 53 Weeks Ended March 1, 2003	Successor 17 Weeks Ended February 23, 2002	Predecessor 35 Weeks Ended October 27, 2001	Predecessor 52 Weeks Ended February 24, 2001	Predecessor 52 Weeks Ended February 26, 2000	Predecessor 52 Weeks Ended February 27, 1999
Total assets	$39,519	$41,410	$71,543	$80,942	$148,908	$146,787
Current liabilities	$41,171	$37,953	$100,872	$101,176	$115,859	$105,533
Long-term liabilities	$1,441	$2,083	$1,293	$—	$193	$808
Net assets	$(3,093)	$1,374	$(30,622)	$(20,234)	$32,856	$40,446
Working Capital	$(6,276)	$(2,974)	$(41,280)	$(34,132)	$(5,011)	$2,339
Operating Data:
Number of stores at end of period	95	98	99	131	148	149
Net store sales	$110,835	$42,534	$63,626	$140,917	$156,903	$148,444
Net catalog sales	$2,820	$2,288	$2,668	$13,792	$21,280	$27,944

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Our accounting policies are provided in the notes to our consolidated financial statements on pages F-11 through F-15 of this report on Form 10-K. We believe our most critical accounting policies are Revenue Recognition, Inventories, Prepaid Catalog Expenses, Lease Interests, and Income Taxes. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The application of US GAAP relative to our critical accounting policies requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, financial statement disclosure concerning contingent assets and liabilities and revenue and expenses during the reporting period. We review estimates and assumptions used in the application of US GAAP on a regular basis. However, it is possible that these estimates and assumptions may change and this change could be material to our financial position. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Revenue Recognition

Revenue from retail operations is recognized at the time of sale. Revenue from catalog sales is recognized upon shipment to the customer. Allowance for sales returns, a component of net sales, is booked in the period in which the related sales are recorded. An allowance of $65,000 was recorded as of March 1, 2003. Income received from memberships sold to our catalog customers is deferred and recognized over the period of the related membership.

Inventories

Merchandise inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. The lower of cost or market reserve at March 1, 2003 was $40,000. If actual market conditions are less favorable than those projected by our management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

Prepaid Catalog Expenses

We capitalize direct costs relating to the production and distribution of our mail-order catalogs. These costs are charged to operations over the periods during which revenues are derived from the mailings, which are primarily one year or less from the date of the mailings. The prepaid catalog balance at March 1, 2003 was $184,414.

Lease Interests

Lease interests represent the fair values assigned to our lease rights under fresh start accounting and are being amortized as a charge to rent expense over the remaining lease terms. Accumulated amortization was $577,408 at March 1, 2003. The recoverability of the carrying value of lease interests is dependent on our ability to generate sufficient future cash flows from operations at each leased site, or in the case of a sale or disposition of a lease or leases, the continuation of similar favorable market rents. Accordingly, recoverability of this asset could be significantly affected by future economic market and competitive factors and is subject to the inherent uncertainty associated with estimates. Lease interests totaling $59,093, net of accumulated amortization, were written off as part of an impairment charge included in selling, general and administrative expenses in Fiscal 2002.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, we have considered whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We have considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. We record a full valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.

Overview

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

We adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), during the third quarter of Fiscal 2001. The adoption resulted in a change in the basis of accounting in our underlying assets and liabilities as of October 29, 2001, the Effective Date of our emergence from bankruptcy. For financial reporting purposes, October 27, 2001 was considered the emergence date as it was a period-end date and activity for the two days was immaterial. Fresh start reporting required us to restate our assets and liabilities to reflect their reorganization value, which approximated their fair value at the date of the reorganization. In so restating, SOP 90-7 required us to allocate our reorganization value to our assets based upon their estimated fair values. Accordingly, the Successor’s financial statements are not comparable to the Predecessor’s financial statements in certain material respects.

In January 2003, in connection with the extension of certain payments owed to key vendors, we issued unsecured promissory notes to such vendors in an aggregate principal amount of approximately $4.5 million (together, the “Vendor Notes”). The Vendor Notes (comprised of former accounts payable balances) are payable in up to 12 monthly installments and have an interest rate of up to 5% per annum. Payments on the Vendor Notes began in February 2003 and are scheduled to be paid in full in January 2004. There can be no assurance that we will be able to continue to make the required payments under the Vendor Notes.

For purposes of this Item 7, we have combined the actual results of operations for the Predecessor and the Successor as pro forma combined fiscal 2001 operating results (“Pro Forma Combined Fiscal 2001”) to present a more meaningful comparative analysis to Fiscal 2002 and prior fiscal year operating results. The Predecessor and Successor financial information is from our consolidated financial statements and no additional adjustments have been made to the Pro Forma Combined Fiscal 2001 financial information. In addition to the basis in accounting differences noted above, our operating results for Pro Forma Combined Fiscal 2001 and Fiscal 2000 were significantly impacted by items associated with the Plan, including extraordinary debt forgiveness and restructuring activities.

Results of Operations

Fiscal 2002 ended on March 1, 2003 (53 weeks); Fiscal 2001 ended on February 23, 2002 (52 weeks); and Fiscal 2000 ended on February 24, 2001 (52 weeks). All references to Fiscal 2001 numbers are to numbers derived from the Pro Forma Combined Fiscal 2001 information detailed below.

	Successor Fiscal Year Ended March 1, 2003	Pro Forma Combined Fiscal Year 2001	Successor Four Months Ended February 23, 2002	Predecessor Eight Months Ended October 27, 2001	Predecessor Fiscal Year 2000
Net sales	$113,655	$111,116	$44,822	$66,294	$154,709
Cost of sales	79,198	78,094	30,998	47,096	110,998

Gross profit	34,457	33,022	13,824	19,198	43,711
Selling, general and administrative expenses	37,111	38,834	13,466	25,368	58,510
Reorganization charges	—	1,645	—	1,645	2,292

Operating income (loss)	(2,654)	(7,457)	358	(7,815)	(17,091)
Interest expense, net	1,813	2,770	472	2,298	5,171

Loss before income taxes, discontinued operations and extraordinary items	(4,467)	(10,227)	(114)	(10,113)	(22,262)
Provision for income taxes	—	—	—	—	—

Loss before discontinued operations and extraordinary items	(4,467)	(10,227)	(114)	(10,113)	(22,262)
Discontinued operations:
Loss on disposal	—	(279)	—	(279)	(21,854)
Loss from discontinued operations	—	—	—	—	(8,975)

Loss before extraordinary items	(4,467)	(10,506)	(114)	(10,392)	(53,091)
Extraordinary gain—cancellation of debt	—	38,607	—	38,607	—

Net (loss) income	$(4,467)	$28,101	$(114)	$28,215	$(53,091)

Fiscal 2002 compared to Pro Forma Combined Fiscal 2001

Net sales for Fiscal 2002 increased by $2.6 million, or 2.3%, to $113.7 million from $111.1 million in Fiscal 2001. Net store sales for Fiscal 2002 increased by $4.6 million, or 4.3%, to $110.8 million from $106.2 in Fiscal 2001. Net catalog sales for Fiscal 2002 decreased by $2.2 million, or 44%, to $2.8 million from $5.0 million in Fiscal 2001. The increase in store sales was due to an 8.9% increase in comparable store sales on a 53-week basis and the impact of the extra week in Fiscal 2002 ($2.1 million), partially offset by the impact from the closing of four of our stores while opening only one new store during Fiscal 2002. The increase in comparable store sales was principally due to more productive store flyers and more frequent store events, such as sidewalk sales, woodworking clinics and vendor sponsored events. The decrease in net catalog sales was primarily attributable to the fact that smaller versions of our catalogs were mailed to fewer customers during Fiscal 2002 compared to Fiscal 2001.

Gross profit for Fiscal 2002 increased by $1.5 million, or 4.3%, to $34.5 million from $33.0 million in Fiscal 2001. This increase was due to the impact of higher store sales at a higher gross margin rate (29.5% in Fiscal 2002 vs. 28.2% in Fiscal 2001) and the extra week ($0.5 million), partially offset by the impact of less catalog sales (which have a higher gross margin rate than store sales) and the closed stores referred to above. The overall gross margin rate increased to 30.3% in Fiscal 2002 compared to 29.7% in Fiscal 2001 due primarily to the higher store gross margin rate that resulted principally from more significant vendor incentives and lower distribution center costs.

Selling, general and administrative (SG&A) expenses decreased $1.7 million, or 4.4%, to $37.1 million in Fiscal 2002 from $38.8 million in Fiscal 2001. As a percentage of sales, SG&A expenses declined to 32.6% from 34.9%. The decline in SG&A expenses was primarily attributable to the implementation of many expense-reduction initiatives during the second half of Fiscal

2002, lower depreciation and amortization expense and fewer stores, partially offset by $1.0 million of expenses incurred in Fiscal 2002 associated with the bankruptcy reorganization (professional fees for related issues that were addressed after emergence) and severance and recruiting costs. SG&A expenses as a percentage of sales were also lowered by the higher Fiscal 2002 sales volume. An asset impairment charge of $0.1 million was included in SG&A expenses in Fiscal 2002 in accordance with a review of underperforming stores.

Due to the impact of the results described above, our operating loss decreased by $4.8 million to $2.7 million in Fiscal 2002, from $7.5 million in Fiscal 2001.

Interest expense, net of interest income, decreased $1.0 million to $1.8 million in Fiscal 2002 from $2.8 million in Fiscal 2001, due primarily to lower levels of borrowings under the Credit Facility.

Pro Forma Combined Fiscal 2001 compared to Fiscal 2000

Net sales for Fiscal 2001 decreased by $43.6 million, or 28.2%, to $111.1 million from $154.7 million in Fiscal 2000. Net store sales for Fiscal 2001 decreased $34.7 million, or 24.6%, to $106.2 million from $140.9 in Fiscal 2000. Net catalog sales for Fiscal 2001 decreased $8.8 million, or 63.8%, to $5.0 million from $13.8 million in Fiscal 2000. The decrease in store sales was attributable, in part, to the impact from closing 13 stores during Fiscal 2001 and the discontinuance of the Predecessor’s Post Tool operations. In addition, net catalog sales decreased 3.7%. The decrease in net catalog sales was attributable to a decrease in the number of catalogs mailed from 1.2 million in Fiscal 2000 to 0.8 million in Fiscal 2001.

Gross profit for Fiscal 2001 decreased by $10.7 million, or 24.5%, to $33.0 million from $43.7 million in Fiscal 2000. This decrease was a result of shedding non-core businesses, closing 13 stores, and reducing the number of catalogs mailed. In addition, under fresh start accounting, we adopted full absorption accounting for distribution costs and vendor rebates directly related to inventory purchases. As a result of this adoption, we increased our cost of goods sold for distribution costs and reduced our costs of goods sold for vendor rebates which resulted in a net increase of $0.8 million to cost of goods sold. We capitalized a portion of these costs and rebates to inventory based upon the number of months purchases on hand.

As a percentage of net sales, gross profit increased to 29.7% for Fiscal 2001 from 28.3% for Fiscal 2000. During Fiscal 2000, we maintained an aggressive promotional selling strategy to maximize cash and inventory levels, to enhance product mix in the stores, and to increase turns. The gross margin percentage was negatively impacted by reduced catalog sales which traditionally have higher gross margins than retail sales.

SG&A expenses decreased by $19.7 million, or 33.7%, to $38.8 million in Fiscal 2001 from $58.5 million in Fiscal 2000. As a percentage of net sales, SG&A expenses decreased 2.9% to 34.9% of net sales in Fiscal 2001 from 37.8% of net sales in Fiscal 2000. The decrease in SG&A expenses was primarily due to the reduction of expenses in connection with the bankruptcy reorganization and the change to recording distribution costs and vendor rebates in costs of goods sold under fresh start accounting. In addition, the terms of our fixture and equipment leases were modified under the Plan and on the Effective Date they were reclassified accordingly from operating leases to capital leases. As a result, operating lease expenses decreased substantially in Fiscal 2001.

The reorganization charge was $1.6 million in Fiscal 2001 compared to $2.3 million in Fiscal 2000, a decrease of $0.7 million. The reorganization charges were directly associated with the bankruptcy reorganization, including professional fees and the loss on disposal of Post Tool, partially offset by the sale of leased assets. There were no additional expenses related to the bankruptcy reorganization in Fiscal 2001 after the Effective Date.

Due to the impact of the results described above, our operating loss decreased to $7.5 million in Fiscal 2001 from $17.1 million in Fiscal 2000, a decrease of $9.6 million.

Interest expense, net of interest income, decreased by $2.4 million or 46.2%, to $2.8 million in Fiscal 2001, from $5.2 million in Fiscal 2000. The change in interest expense was attributable to the decrease in the average amount outstanding under outstanding credit facilities.

On August 11, 2000, Trend-Lines, Inc. disposed of its golf business resulting in a loss on disposal of $21.8 million and Trend-Lines, Inc. recorded a loss from discontinued operations of $9.0 million in Fiscal 2000. In Fiscal 2001, an additional loss on disposal of Golf Day of $0.3 million was recorded.

In Fiscal 2001, we also had an extraordinary gain of $38.6 million as a result of the cancellation of pre-petition debt under the Plan.

Due to the impact of the results described above, our net income for Fiscal 2001 was $28.1 million compared to a net loss of $53.1 million for Fiscal 2000, an increase of $81.2 million.

Liquidity and Capital Resources

All References to Fiscal 2001 numbers are to numbers derived from Pro Forma Combined Fiscal 2001 detailed below.

	Successor Fiscal Year Ended March 1, 2003	Pro Forma Combined Fiscal Year 2001	Successor Four Months Ended February 23, 2002	Predecessor Eight Months Ended October 27, 2001	Predecessor Fiscal Year 1999
CASH FLOWS
Net cash from operating activities	$3,215	$10,364	$3,293	$7,071	$32,267
Net cash from investing activities	379	(524)	(323)	(201)	(636)
Net cash from financing activities	(3,906)	(27,659)	(15,311)	(12,348)	(14,347)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(312)	(17,819)	(12,341)	(5,478)	17,284
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	31,198	12,860	18,338	1,054

CASH AND CASH EQUIVALENTS, END OF PERIOD	$207	$13,379	$519	$12,860	$18,338

Our primary ongoing cash requirements are for seasonal and new store inventory purchases, payments on the Vendor Notes and capital expenditures. Our primary sources of funds for our business activities are cash flow from operations and borrowings under the Credit Facility.

In January 2003, in connection with the extension of certain payments owed to key vendors, we issued the Vendor Notes (see “Overview,” page 13). The Vendor Notes had an aggregate principal total of approximately $4.5 million payable in up to 12 monthly installments and have an interest rate of up to 5% per annum. Payments on the Vendor Notes began in February 2003 and are scheduled to be paid in full in January 2004, but there can be no assurance that we will be able to make the required future payments.

We maintain a $30 million senior secured revolving Credit Facility with Bank of America as Agent. The borrowing base under the Credit Facility is based on the following formula: the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidation value of the inventory from an appraiser acceptable to Bank of America, plus 50% of the value of inventory covered by merchandise letters of credit plus 85% of the value of eligible credit card and trade accounts receivable. The Credit Facility is secured by substantially all of our assets. Amounts borrowed under the Credit Facility bear interest at an annual rate equal to LIBOR plus 3.50% (4.82% at May 7, 2003) or the bank reference rate plus 1.25% (5.50% at May 7, 2003) at our option. We may select the rate every month. The amount available at May 7, 2003, based on the borrowing base under the Credit Facility, was $21.6 million, of which $20.3 million was drawn. The net availability at March 1, 2003 was approximately $3.6 million.

The Credit Facility requires us to (i) maintain minimum quarterly amounts of cumulative rolling 12-month EBITDA (our income before interest, depreciation, amortization and taxes) and (ii) satisfy certain other non-financial covenants. We are also required to have a minimum of $3.0 million of availability under the Credit Facility after we make the required $2.0 million payment to the Predecessor’s former unsecured creditors. The Credit Facility matures on October 29, 2003 and we expect to seek an extension. However, there can be no assurance that an extension will be obtained or, in the absence of an extension, a new facility can be obtained on terms acceptable to us or at all.

The terms of the Credit Facility prohibit us from making the required $2 million payment to the Predecessor’s former unsecured creditors and we can make no assurance as to when or if we will be able to make this payment. In addition, during Fiscal 2002 we violated certain financial covenants contained in the Credit Facility causing us to obtain waivers from our lenders and amendments to the Credit Facility.

Although we continue to make improvements in our operating results as compared to Fiscal 2002, we are not currently meeting our Fiscal 2003 sales and gross profit projections and it is uncertain if we will be in compliance with the EBITDA covenant described above as of the end of our first quarter of Fiscal 2003. If we are in violation of the financial covenant, we will need to seek an additional waiver from our lenders and/or an amendment to the Credit Facility and there can be no assurance that our lenders will agree to such a waiver and/or amendment on terms acceptable to us or at all.

Our ability to meet our financial obligations will depend on future operating performance, which will be subject to financial, economic and other factors affecting our business and operations, including factors beyond our control. We currently believe that, even if the holders of the $2 million pre-petition settlement claim continue to permit the deferral of payment, the availability under the Credit Facility, together with available cash and expected cash flows from 2003, will not be sufficient to timely meet our working capital needs, debt service requirements and planned capital expenditures during portions of Fiscal 2003.

In order to mitigate the expected cash shortfall and to maintain adequate liquidity, we expect in the near term to (i) seek an extension or replacement of the Credit Facility, (ii) renegotiate certain store lease terms, and (iii) seek additional extended vendor payment terms. In order to achieve profitability, we will need to enhance revenues and margins through improved merchandising and marketing, selective new store openings, closing or relocating underperforming locations and continued focus on cost controls.

During Fiscal 2002, we incurred a net loss of $4.5 million and at March 1, 2003 had negative working capital of $6.3 million and a deficiency in net assets of $3.1 million.

Our working capital deficit increased by $3.3 million to a deficit of $6.3 million as of March 1, 2003 from a deficit of $3.0 million as of February 23, 2002. The decline in working capital resulted primarily from the Fiscal 2002 net loss, which caused us to seek and obtain the vendor payment extensions resulting in the issuance of the Vendor Notes.

Cash flow generated from operations provides a source of liquidity. Cash provided by operating activities was $3.2 million in Fiscal 2002 as compared to $10.4 million in Fiscal 2001. The primary sources of cash from operations in Fiscal 2002 were a total accounts payable increase of $7.1 million as a result of the issuance of the Vendor Notes (originally $4.5 million) and improved vendor payment terms and a decrease in accounts receivable of $2.2 million. The primary uses of cash from operations in Fiscal 2002 were the net loss incurred of $4.5 million and an increase in inventories of $1.6 million.

The net cash provided by investing activities was approximately $0.4 million in Fiscal 2002 compared to net cash used of $0.5 million in Fiscal 2001. The main source of cash from investing activities in Fiscal 2002 was the proceeds from the sale of our previously owned Seabrook, NH property.

Capital expenditures include costs for computer software and hardware, new store openings, store remodels and other basic capital needs such as major betterments. These expenditures fluctuate from year to year primarily as a result of the timing of new store capital spending and the number of stores remodeled. Our capital expenditures during Fiscal 2002 were $0.6 million, including new capital leases of $0.4 million for new fork-lift trucks being used in our distribution center, $0.5 million during Fiscal 2001 and $0.6 million during Fiscal 2000. We expect total capital expenditures for Fiscal 2003 to be approximately $0.4 million. This estimate includes computer software and hardware costs associated with planned enhancements to our inventory replenishment and POS software, as well as base capital needs.

The net cash used in financing activities was approximately $3.9 million in Fiscal 2002 and $27.6 million in Fiscal 2001, primarily attributable to net payments under the respective outstanding bank credit facilities. During Fiscal 2002, we made $1.9 million of principal payments under the Credit Facility. During Fiscal 2001, the Predecessor made principal payments on its old bank credit facility of $5.0 million on April 2, 2001 and $7.5 million on September 17, 2001. In addition, as of the Effective Date, we paid off the old bank credit facility and entered into the new Credit Facility resulting in a decrease in principal of $12.3 million.

The following table lists our contractual cash obligations for the future periods indicated in the categories listed.

Contractual Cash Obligations:	Less than 1 year	1-3 Years	More than 3 years	Total
Credit Facility	$18,952,000	—	—	$18,952,000
Vendor Notes	3,713,000	—	—	3,713,000
Capital Leases (including interest)	1,185,000	$1,350,000	$209,000	2,744,000
Operating Leases (including rents)	6,829,000	19,604,000	48,357,000	74,790,000
Payable to Unsecured Creditors	2,000,000	—	—	2,000,000

Total	$32,679,000	$20,954,000	$48,566,000	$102,199,000

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the adoption of SFAS 143 will not have a material impact on our financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections.” One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, we will follow APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. Upon adoption in Fiscal 2003, this will require the reclassification of the extraordinary item recorded in Fiscal 2001 as interest expense.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for Fiscal 2003.

Impact of Inflation

We do not believe inflation has had a material impact on our net sales or results of operations during the periods presented.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by us from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following:

•	Our ability to obtain, as discussed above, an extended credit facility beyond October 2003 or a new credit facility and additional extensions of vendor payment terms during portions of Fiscal 2003.

•	Our compliance with the financial covenants under the Credit Facility as such covenants may be amended from time to time or the receipt of waivers of violations of such covenants, as applicable.

•	Continued cooperation by the holders of $2 million of unsecured bankruptcy claims as to which we have deferred payment.

•	General economic conditions, which affect consumer confidence and home improvement and home-building spending, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing and unemployment rates.

•	Our ability to attract, train and retain highly-qualified associates to staff both existing and new stores, as well as middle and senior management.

•	The impact of competition, including competition for customers, locations and products and in other important aspects of our business. Our primary competitors include home improvement stores, electrical, plumbing and building materials supply houses, lumber yards, and local, regional or national hardware stores, as well as discount department stores and any other channel of distribution that offer products we sell. Our business is highly competitive and we may also face new types of competitors if we enter new markets or lines of business.

•	Changes in laws and regulations, including changes in accounting standards, tax statutes or regulations and environmental and land use regulations, and uncertainties of litigation.

•	Our ability to achieve our plans and strategies for growth, which will be dependent on maintaining adequate bank and other financing.

•	Closure and/or relocation of underperforming stores.

CAUTIONARY STATEMENTS

An investment in our Common Stock is risky. Prospective purchasers should carefully consider the following risks, as well as the other information contained in this report. If any of the following risks actually occur, it would harm our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently see as immaterial, may also harm our business.

We have limited resources to meet our working capital needs which may not be sufficient to fund our operations. Even with continued cooperation by the holders of the $2 million of deferred bankruptcy claims, we do not currently believe projected cash flows from operations in combination with borrowings under the Credit Facility will be sufficient to timely meet our working capital, debt service and capital expenditure needs through the end of Fiscal 2003. We will need additional extended payment terms from key vendors during portions of Fiscal 2003 and there can be no assurance such extensions will be granted. In addition, achievement of projected cash flows from operations will be dependent upon our attainment of sales, gross profit, expense and trade support levels that are consistent with our financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and our operations, including factors beyond our control, and there can be no assurance our plans will be achieved. Failure to achieve our plans could have a material adverse effect on our financial condition. Although our results in Fiscal 2003 have continued to improve as compared to Fiscal 2002, we are not currently meeting our Fiscal 2003 first-quarter planned sales and gross profit levels and it is uncertain if we will meet the first-quarter EBITDA covenant requirement contained in the Credit Facility.

We have obtained payment extensions from several of our key vendors and expect we will seek additional payment extensions in the future. Several of our key vendors have agreed to extend payments that we owe them. In January 2003, we issued the Vendor Notes in the aggregate principal amount of approximately $4.5 million (for a description of the Vendor Notes, see “Overview,” on page 13). Based upon our current cash projections for Fiscal 2003, we anticipate that we will need to seek additional payment extensions from these vendors, but there can be no assurance that these vendors will agree to any further extensions on terms acceptable to us or at all.

We have deferred payment of $2,000,000 of bankruptcy claims that are due and payable. This deferral was made after consultation with the holders of a majority of the dollar value of the claims; however, the deferral was not formally approved and these creditors could seek payment of their claims at any time. As a result of restrictions under the Credit Facility, we do not have funds available to pay these claims at this time and there is uncertainty as to when or if we will be able to make these payments.

The terms of the Credit Facility impose restrictions on us that limit the discretion of management in operating our business and that may limit our ability to obtain additional financing. The Credit Facility contains various restrictive covenants. These covenants limit our ability to, among other things:

•	incur additional indebtedness;

•	issue additional stock;

•	make restricted payments (including redeeming or repurchasing our capital stock);

•	make investments or acquisitions;

•	grant liens on our assets;

•	engage in transactions with affiliates;

•	liquidate or dissolve;

•	sell our assets;

•	enter into any sale and lease back transactions; and

•	amend the Plan.

A breach of any of these covenants could result in an event of default under the Credit Facility, in which case the lenders could elect to declare all amounts borrowed, together with unpaid accrued interest, to be immediately due and payable. In the past, we have violated certain financial covenants related to our EBITDA, requiring us to seek waivers from our lenders and certain amendments to the Credit Facility. If we violate financial covenants in the future, we may not be able to obtain a waiver or amendment on terms favorable to us and any resulting event of default could cause the maturity of the Credit Facility to be accelerated.

There is no public trading market for our Common Stock and we do not expect one to develop in the foreseeable future. Our Common Stock is not listed on any stock exchange, nor is it quoted on any automated quotation service. This means that there is currently no pricing information for our Common Stock and our stockholders have limited liquidity with respect to the shares that they own.

We are dependent on cash flows from operations to pay our debt service requirements. Since our cash projections show a shortfall and the Credit Facility expires in October 2003, we will be seeking extended vendor payment terms and exploring alternate financing sources, including obtaining further modifications to our existing lending arrangement or attempting to locate additional sources of financing. We can make no assurance that we will be able to obtain such new or additional financing, or that if we do obtain such financing it will be on terms that are favorable to us.

Our business operations provide limited information upon which to base an investment decision. Our principal operations have consisted of only Woodworkers Warehouse stores and catalogs since the bankruptcy reorganization in October 2001. Therefore, we have limited historical financial information upon which to base an evaluation of our performance. Given our limited operating history and our unproven potential to generate profits, there is no assurance we will be able to compete successfully in the retail and catalog power tool and accessory business.

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

We face intense competition and will have to compete for market share. There can be no assurance we will achieve or maintain a competitive advantage. There are currently a large number of companies who compete in the retail store and catalog/Internet power tool and accessory business. We face competitive pressures from numerous actual and potential competitors, many of which have longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that the retail tool stores and catalogs maintained by our existing and potential competitors will not be perceived by customers as being superior to ours.

We have never paid cash dividends on our Common Stock and we are currently restricted from declaring and paying cash dividends. We do not expect to declare any cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. In addition, the terms of the Credit Facility restricts the payment of cash dividends on our Common Stock.

Our failure to manage the reorganization of our operations and infrastructure could disrupt our operations and adversely affect our revenues. We have reorganized, shed non-core businesses, and focused on our Woodworkers Warehouse business. The reorganization has placed, and any growth as a result is likely to further place, a significant strain on our resources. We may not be able to augment or improve existing systems and controls or implement new systems and controls to respond to any future change. In addition, future change may result in increased responsibilities for management personnel, which may limit their ability to effectively manage our business.

We are dependent on the continued contributions of our key personnel, including our senior management and board of directors. The loss of their services, or the services of any other individual upon whom we currently rely, may have significant adverse effects on our performance and our ability to successfully carry out our business plan. We maintain employment contracts with certain members of management. Failure to retain management, directors and advisors, or to attract and retain other key employees, could have an adverse effect on our growth and our ability to achieve and maintain profitability.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, the notes thereto and the report of the independent public accountants thereon are included in this report commencing at page F-1 and are incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 5, 2002, we dismissed Arthur Andersen LLP as our independent public accountants. On April 12, 2002, we retained Deloitte & Touche LLP as our independent public accountants.

Arthur Andersen’s reports on the consolidated financial statements for Fiscal 2001 and Fiscal 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During Fiscal 2001 and Fiscal 2000 and through April 5, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information with respect to our directors and executive officers is incorporated herein by reference to the proxy statement for our 2003 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated herein by reference to the proxy statement for our 2003 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the proxy statement for our 2003 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information with respect to certain relationships and related transactions is incorporated herein by reference to the proxy statement for our 2003 annual meeting of stockholders.

ITEM 14. CONTROLS AND PROCEDURES.

Disclosure Controls and Internal Controls. Disclosure controls (“Disclosure Controls”) are procedures that are designed for the purpose of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (such as this annual report), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Internal controls (“Internal Controls”) are designed for the purpose of providing reasonable assurance that our transactions are properly authorized, recorded and reported and that our assets are safeguarded from improper use to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Evaluation of our Disclosure Controls. Within 90 days prior to the date of this annual report, we evaluated the effectiveness of the design and operation of our Disclosure Controls. This evaluation (the “Disclosure Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Scope of the Disclosure Controls Evaluation. The evaluation of our Disclosure Controls included a review of the objectives, design and implementation and the effect of the controls on the information generated for use in this annual report. During the Disclosure Controls Evaluation, we sought to identify problems and to confirm that appropriate corrective action, including process improvements, were implemented as necessary.

Conclusions regarding Disclosure Controls. Rules adopted by the SEC require us to present the conclusions of our CEO and CFO about the effectiveness of our Disclosure Controls based on and as of the date of the Disclosure Controls Evaluation. Based upon the Disclosure Controls Evaluation, the CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to Woodworkers Warehouse, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls. Rules adopted by the SEC also require us to disclose whether there were significant changes in our Internal Controls or in other factors that could significantly affect Internal Controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. In accordance with the SEC’s requirements, the CEO and the CFO note that, since the date of their last evaluation, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CEO and CFO Certifications. Immediately following the “Signatures” section of this annual report are the certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934 (the “Certifications”). This section of the annual report contains the information concerning Disclosure Controls and Internal Controls referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.	Financial Statements: Our consolidated financial statements are filed with this report commencing at page F-1.

2.	Financial Statements Schedules: None.

3.	The following exhibits are filed with this document:

Exhibit Number	Exhibit Title

2.1	Order confirming the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, dated as of October 17, 2001.*

2.2	First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, dated as of September 7, 2001.*

2.3	Joint Motion to Approve Nonmaterial Modification to First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors dated as of October 11, 2001.*

2.4	First Amended Disclosure Statement with respect to the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, dated as of September 7, 2001.*

3.1	Certificate of Incorporation of Woodworkers Warehouse, Inc.**

3.2	Bylaws of Woodworkers Warehouse, Inc.**

3.3	Certificate of Merger merging Trend-Lines, Inc. with and into Woodworkers Warehouse, Inc.****

10.1	Woodworkers Warehouse, Inc. Long Term Incentive Plan, as amended on February 13, 2003.****

10.2	Employment Agreement, dated October 29, 2001, between Woodworkers Warehouse, Inc. and Walter S. Spokowski.***

10.3	Employment Agreement, dated as of June 21, 2002, between Woodworkers Warehouse, Inc. and Rick C. Welker.***

10.4	Amendment No. 1 to Employment Agreement between Woodworkers Warehouse, Inc. and Walter S. Spokowski, dated as of February 27, 2003.****

10.5	Amendment No. 1 Employment Agreement between Woodworkers Warehouse, Inc. and Rick C. Welker, dated as of February 27, 2003.****

10.6	Employment Agreement, dated as of February, 22, 2003, between Woodworkers Warehouse, Inc. and George D. Pelham.****

10.7	Second Amended and Restated Loan and Security Agreement, dated as of October 29, 2001, among Bank of America, N.A., Foothill Capital Corporation, Transamerica Business Capital Corporation,

Bank of America, N.A. (as Agent), and Woodworkers Warehouse, Inc.***

10.8

Amendment No. 2 to the Loan and Security Agreement, dated August 21, 2002, by and among Bank of America, N.A., Foothill Capital Corporation, Transamerica Business Capital Corporation, Bank of America, N.A. (as Agent) and Woodworkers Warehouse, Inc.***

10.9

Amendment No. 3 to the Loan and Security Agreement, dated as of October 31, 2002, by and among Bank of America, N.A., Foothill Capital Corporation, Transamerica Business Capital Corporation, Bank of America, N.A. (as Agent) and Woodworkers Warehouse, Inc., incorporated herein by reference to Exhibit 99.1 to the registrant’s report on Form 8-K, as filed with the Securities and Exchange Commission on November 1, 2002.

10.10

Waiver to the Loan and Security Agreement, dated as of January 7, 2003, by and among Bank of America, N.A., Foothill Capital Corporation, Transamerica Business Capital Corporation, Bank of America, N.A. (as Agent) and Woodworkers Warehouse, Inc., incorporated herein by reference to Exhibit 99.1 to the registrant’s report on form 8-K, as filed with the Securities and Exchange Commission on February 4, 2002.

10.11

Amendment No. 4 to the Loan and Security Agreement, dated as of February 28, 2003, by and among Bank of America, N.A., Foothill Capital Corporation, Transamerica Business Capital Corporation, Bank of America, N.A. (as Agent) and Woodworkers Warehouse, Inc., incorporated herein by reference to Exhibit 99.1 to the registrant’s report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2003.

10.12	Severance Agreement dated July 24, 2002 between Ronald L. Franklin and Woodworkers Warehouse, Inc.***

10.13	Unsecured Term Note, dated January 30, 2003, in the principal amount of $2,000,000, payable to Porter-Cable Corporation.****

10.14	Unsecured Term Note, dated January 14, 2003, in the principal amount of $1,000,000, payable to Black & Decker (U.S.), Inc.****

10.15	Unsecured Term Note, dated January 31, 2003, in the principal amount of $1,000,000, payable to WMH Tool Group, Inc.****

10.16	Unsecured Term Note, dated January 31, 2003, in the principal amount of $250,000, payable to Freud, Inc.****

10.17	Unsecured Term Note, dated January 31, 2003, in the principal amount of $209,985.01, payable to Robert Bosch Tool Corporation.****

99.1	Certification of the Chief Executive Officer of Woodworkers Warehouse, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.****

99.2	Certification of the Chief Financial Officer of Woodworkers Warehouse, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.****

*	Incorporated by reference to the corresponding exhibit included in the registrant’s report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2001.
**	Incorporated by reference to the corresponding exhibit included in the registrant’s report on Form 8-A, filed with the Securities and Exchange Commission on October 30, 2001.
***	Incorporated by reference to the corresponding exhibit included in the registrant’s report on Form 10-K, filed with the Securities and Exchange Commission on August 27, 2002.
****	Filed herewith.

(b) Reports on Form 8-K:

1.	On February 4, 2003, we filed a Form 8-K reporting a waiver from our lenders under the Credit Facility.

2.	On March 20, 2003, we filed a Form 8-K reporting certain amendments to the Credit Facility.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWORKERS WAREHOUSE, INC. (Registrant)

By:	/s/ WALTER S. SPOKOWSKI
Walter S. Spokowski President and Chief Executive Officer

Date: May 30, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WALTER S. SPOKOWSKI Walter S. Spokowski	President, Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2003

/s/ RICK C. WELKER Rick C. Welker	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 30, 2003

/s/ BRUCE W. BERG Bruce W. Berg	Director	May 30, 2003

/s/ RONALD KAPLAN Ronald Kaplan	Director	May 30, 2003

/s/ RICHARD A. MANDELL Richard A. Mandell	Director	May 30,2003

/s/ GARY A. NACHT Gary A. Nacht	Director	May 30, 2003

/s/ JOSEPH NUSIM Joseph Nusim	Director	May 30, 2003

/s/ EDWARD SOLOMON Edward Solomon	Director	May 30, 2003

CERTIFICATION

I, Walter S. Spokowski, the President and Chief Executive Officer of Woodworkers Warehouse, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Woodworkers Warehouse, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

/s/ WALTER S. SPOKOWSKI
Walter S. Spokowski President and Chief Executive Officer

CERTIFICATION

I, Rick C. Welker, the Vice President, Treasurer and Chief Financial Officer of Woodworkers Warehouse, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Woodworkers Warehouse, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

/s/ RICK C. WELKER
Rick C. Welker Vice President, Treasurer and Chief Financial Officer

WOODWORKERS WAREHOUSE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Independent Auditors’ Reports	F-2

Consolidated Balance Sheets as of March 1, 2003 and February 23, 2002	F-4

Consolidated Statements of Operations for the 53 Weeks ended March 1, 2003, 17 Weeks Ended February 23, 2002, 35 Weeks Ended October 27, 2001 and 52 Weeks Ended February 24, 2001	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the 53 Weeks ended March 1, 2003, 17 Weeks Ended February 23, 2002, 35 Weeks Ended October 27, 2001 and 52 Weeks Ended February 24, 2001	F-6

Consolidated Statements of Cash Flows for the 53 Weeks ended March 1, 2003, 17 Weeks Ended February 23, 2002, 35 Weeks Ended October 27, 2001 and 52 Weeks Ended February 24, 2001	F-7

Notes to Consolidated Financial Statements	F-9

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of Woodworkers Warehouse, Inc.

We have audited the accompanying balance sheets of Woodworkers Warehouse, Inc. (the “Company”) as of March 1, 2003 and February 23, 2002 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the fifty-three weeks ended March 1, 2003, for the 17 weeks ended February 23, 2002 (Successor operations) and for the 35 weeks ended October 27, 2001 (Predecessor operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the year ended February 24, 2001 were audited by other auditors who have ceased operations. The report of those auditors, dated August 3, 2001 (except for matters discussed in Notes 4, 5, and 17 as to which the date is October 29, 2001), expressed an unqualified opinion and included explanatory paragraphs relating to the Company’s bankruptcy and the uncertainty as to the Company’s ability to continue as a going concern.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Woodworkers Warehouse, Inc. as of March 1, 2003 and February 23, 2002, and the results of its operations and its cash flows for the 53 weeks ended March 1, 2003, the 17 weeks ended February 23, 2002 (Successor operations) and for the 35 weeks ended October 27, 2001 (Predecessor operations) in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on September 7, 2001, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on October 29, 2001. Accordingly, the accompanying financial statements for periods prior to October 29, 2001 have been prepared in conformity with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, working capital deficiency, and stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Deloitte & Touche LLP

May 9, 2003

Boston, Massachusetts

This is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen provided a consent to the inclusion of its report in the annual report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trend-Lines, Inc.:

We have audited the accompanying consolidated balance sheets of Trend-Lines, Inc. (a Massachusetts corporation) and subsidiary as of February 24, 2001 and February 26, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended February 24, 2001, February 26, 2000 and February 27, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

As described more fully in Note 3 to the financial statements, on August 11, 2000, the Company filed a voluntary petition under Chapter XI of the U.S. Bankruptcy Code and operated its business as debtor-in-possession under control of the Bankruptcy Court until October 17, 2001, when it received confirmation from the Bankruptcy Court after having fulfilled all requirements of the Reorganization Plan which was approved by the Bankruptcy Court and the Company’s creditors.

The accompanying financial statements have been prepared on a going-concern basis on accounting which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant operating losses during the fiscal years ended February 24, 2001 and February 26, 2000, which raise substantial doubts about its ability to continue as a going concern. Realization of the carrying amounts of the Company’s assets and the classification of its liabilities is dependent on the success of future operations. The financial statements do not include any adjustments that might result from this uncertainty.

ARTHUR ANDERSEN LLP

Boston, Massachusetts

August 3, 2001

(except for matters discussed in Notes 4, 5, and 17 as to which the date is October 29, 2001)

WOODWORKERS WAREHOUSE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 1, 2003	February 23, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207	$519
Accounts receivable, net	1,658	3,823
Inventories	31,153	29,586
Prepaid expenses and other current assets	1,877	1,051

Total current assets	34,895	34,979
PROPERTY AND EQUIPMENT, Net	2,574	3,958
LEASE INTEREST, Net	1,104	1,602
OTHER ASSETS	946	871

TOTAL ASSETS	$39,519	$41,410

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank credit facility	$18,952	$20,878
Current portion of capital lease obligations	1,033	1,252
Accounts payable	11,603	8,941
Accounts payable due pre-petition creditors	2,000	2,000
Vendor notes payable	3,713	—
Accrued expenses	2,226	3,125
Deferred liabilities	1,216	1,243
Other current liabilities	428	514

Total current liabilities	41,171	37,953
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	1,441	2,083
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value—7,500,000 shares authorized and 5,633,006 shares outstanding (Note 10)	56	56
Additional paid-in capital	1,432	1,432
Accumulated deficit	(4,581)	(114)
	—	—

Total stockholders’ equity (deficit)	(3,093)	1,374

TOTAL LIABILITIES AND ADJUSTED STOCKHOLDERS’ EQUITY (DEFICIT)	$39,519	$41,410

The accompanying notes are an integral part of these consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Successor 53 Weeks Ended March 1, 2003	Successor 17 Weeks Ended February 23, 2002	Predecessor 35 Weeks Ended October 27, 2001	Predecessor 52 Weeks Ended February 24, 2001
Net sales	$113,655	$44,822	$66,294	$154,709
Cost of sales	79,198	30,998	47,096	110,998

Gross profit	34,457	13,824	19,198	43,711
Selling, general and administrative expenses	37,111	13,466	25,368	58,510
Reorganization charges	—	—	1,645	2,292

Operating income (loss)	(2,654)	358	(7,815)	(17,091)
Interest expense, net	1,813	472	2,298	5,171

Loss before income taxes, discontinued operations and extraordinary items	(4,467)	(114)	(10,113)	(22,262)
Provision for income taxes	—	—	—	—

Loss before discontinued operations and extraordinary items	(4,467)	(114)	(10,113)	(22,262)
Discontinued operations:
Loss on disposal	—	—	(279)	(21,854)
Loss from discontinued operations	—	—	—	(8,975)

Loss before extraordinary items	(4,467)	(114)	(10,392)	(53,091)
Extraordinary gain—cancellation of debt	—	—	38,607	—

Net (loss) income	$(4,467)	$(114)	$28,215	$(53,091)

Basic and diluted loss per share:
Loss before discontinued operations and extraordinary items	$(0.79)	$(0.02)	*	*

Discontinued operations	—	—	*	*
Extraordinary gain	—	—	*	*

Net loss per share	$(0.79)	$(0.02)	*	*

Weighted average shares outstanding (Note 10) — Basic and diluted	5,640,000	5,640,000	*	*

*	EPS for the Predecessor Company is not meaningful.

The accompanying notes are an integral part of these consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except for share amounts)

	Class A Common Stock		Class B Common Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Predecessor Company:
BALANCE, FEBRUARY 26, 2000	6,510,411	$65	4,641,082	$47	—	—
Net loss	—	—	—	—	—	—

BALANCE, FEBRUARY 24, 2001	6,510,411	65	4,641,082	47	—	—
Net income	—	—	—	—	—	—
Cancellation of former equity under plan of reorganization	(6,510,411)	(65)	(4,641,082)	(47)	—	—

BALANCE, OCTOBER 27, 2001	—	—	—	—	—	—

Successor Company:
Issuance of new common stock (Note 10)	—	—	—	—	5,633,006	$56
Net loss	—	—	—	—	—	—

BALANCE, FEBRUARY 23, 2002	—	—	—	—	5,633,006	56

Net loss	—	—	—	—	—	—

BALANCE MARCH 1, 2003	—	$—	—	$—	5,633,006	$56

	Additional Paid-in Capital (Deficit)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Stockholders’ Equity (Deficit) Amount
			Number of Shares	Amount
Predecessor Company:
BALANCE, FEBRUARY 26, 2000	41,626	$(6,421)	500,000	$(2,460)	$32,857
Net loss	—	(53,091)	—	—	(53,091)
BALANCE, FEBRUARY 24, 2001	41,626	(59,512)	500,000	(2,460)	(20,234)
Net income	—	28,215	—	—	28,215
Cancellation of former equity under plan of reorganization	(41,626)	31,297	(500,000)	2,460	(7,981)

BALANCE, OCTOBER 27, 2001	$—	$—	—	$—	$—

Successor Company:
Issuance of new common stock (Note 10)	1,432	—	—	—	1,488
Net loss	—	(114)	—	—	(114)

BALANCE, FEBRUARY 23, 2002	1,432	(114)	—	—	1,374
Net loss	—	(4,467)	—	—	(4,467)

BALANCE MARCH 1, 2003	$1,432	$(4,581)	—	$—	$(3,093)

The accompanying notes are an integral part of these consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
	53 Weeks Ended March 1, 2003	17 Weeks Ended February 23, 2002	35 Weeks Ended October 27, 2001	52 Weeks Ended February 24, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,467)	$(114)	$28,215	$53,091
Add: Loss from discontinued operations	—	—	279	8,975
Loss on disposal of discontinued operations	—	—	—	21,854
Extraordinary gain—cancellation of debt	—	—	(38,607)	—

Net loss from continuing operations	(4,467)	(114)	(10,113)	(22,262)

Adjustments to reconcile net loss income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,712	663	2,086	2,126
Impairment charge	71	—	—	—
Reorganization charges	—	—	1,645	2,292
Loss on disposal of fixed assets	—	—	889	—
Changes in operating assets and liabilities:
Accounts receivable	2,165	(638)	(9,145)	118
Inventories	(1,567)	851	11,779	60,183
Prepaid expenses and other current assets	(826)	930	(660)	787
Post-petition accounts payable	7,122	4,470	3,411	1,060
Pre-petition accounts payable	—	—	10,136	(20,122)
Accrued expenses	(899)	(2,646)	1,600	2,102
Deferred liabilities	(27)	375	(1,580)	1,625
Other current liabilities	(69)	(598)	(243)	765

Net cash from operating activities	3,215	3,293	9,805	28,674
Net cash from discontinued operations	—	—	(1,089)	5,885

Net cash from operating activities (before reorganization expenses)	3,215	3,293	8,716	34,559

Operating cash flows from reorganization items:
Professional fees paid for services rendered in bankruptcy	—	—	(2,502)	(1,658)
Interest income received	—	—	332	462
Other reorganization expenses paid	—	—	525	(1,096)

Net cash used by reorganization items	—	—	(1,645)	(2,292)

Net cash from operating activities	3,215	3,293	7,071	32,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(244)	(167)	(385)	(552)
Proceeds from sale of property	698	—	—	—
(Increase) decrease in other assets	(75)	(156)	184	(84)

	Successor		Predecessor
	53 Weeks Ended March 1, 2003	17 Weeks Ended February 23, 2002	35 Weeks Ended October 27, 2001	52 Weeks Ended February 24, 2001
Net cash from investing activities	379	(323)	(201)	(636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under bank credit facilities	(1,926)	(14,680)	(12,008)	(17,444)
Principal payments on capital lease obligations	(1,233)	(631)	(340)	(403)
Repayments of vendor notes payable	(747)	—	—	—
Note payable officer	—	—	—	3,500

Net cash from financing activities	(3,906)	(15,311)	(12,348)	(14,347)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(312)	(12,341)	(5,478)	17,284
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	12,860	18,338	1,054

CASH AND CASH EQUIVALENTS, END OF PERIOD	$207	$519	$12,860	$18,338

The accompanying notes are an integral part of these consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 1, 2003 AND FEBRUARY 23, 2002

1. OPERATIONS AND BASIS OF PRESENTATION

Woodworkers Warehouse, Inc. (the “Company” or the “Successor”) is a specialty retailer, primarily of woodworking tools and accessories sold through its 95 retail stores located in the New England and Mid-Atlantic regions, nationally distributed mail-order catalog and website (www.woodworkerswarehouse.com).

On August 11, 2000, Trend-Lines Inc. (the “Predecessor”) filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Predecessor operated its business as a debtor-in-possession subject to the jurisdiction of the United Sates Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) until October 29, 2001. The First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors, dated as of September 7, 2001, as modified by the Joint Motion to Approve Nonmaterial Modification to the First Amended Joint Reorganization Plan of Trend-Lines, Inc. and the Official Committee of Unsecured Creditors (as so modified, the “Plan”), was confirmed by the Bankruptcy Court on October 17, 2001. The effective date of the Plan was October 29, 2001 (the “Effective Date”). For financial reporting purposes, October 27, 2001 was considered the emergence date as it was a period-end date and activity for the two days was immaterial. On the Effective Date, the Predecessor merged into its wholly owned subsidiary, Woodworkers Warehouse, Inc., with Woodworkers Warehouse, Inc. being the surviving corporation emerging from bankruptcy. Pursuant to the Plan, new directors and new officers were appointed to the Successor.

The following is a brief summary of how the Plan categorized and treated certain liabilities:

Class 1—Bank of America Bank Credit Facility

•	The Bank Facility issued to the Predecessor by the Bank of America was a secured claim and was impaired under the Plan. As part of the Plan, the outstanding balance under the Bank Facility was paid in full in connection with the closing of a new senior secured revolving credit facility referred to as the “Credit Facility” (see Note 8).

Class 2—Other Secured Claims

•	These secured claims consisted of claims by various vendors which leased furniture, fixtures and equipment for retail stores and the corporate offices of the Predecessor. These holders received (a) some or all of the collateral, securing the leases, (b) cash in an amount equal to the proceeds received from the sale of the collateral or (c) such other treatment as was agreed upon by the Predecessor, the Creditor’s Committee and the holder. In the event the value of the collateral securing a Class 2 claim was less than the total amount of the claim, the difference was treated as a Class 5 General Unsecured Claim (see description below).

Class 3—Other Priority Claims

•	These were claims, other than administrative, professional fee or priority tax claims, entitled to priority pursuant to Section 507(a) of the Bankruptcy Code and were deemed to be unimpaired by the Plan. These claims were entitled to payment in full.

Class 4—Convenience Claims

•	These were claims that would otherwise have been a Class 5 General Unsecured Claim that were equal to or less than $2,000 or reduced to $2,000 pursuant to the election by the holder of the Claim. These claims were deemed to be impaired by the Plan. Each holder of a Class 4 claim received cash in an amount equal to 25% of such claim.

Class 5—General Unsecured Claims

•	These were general unsecured, pre-petition trade claims, reclamation claims, lease rejection claims and any deficiency claims of Bank of America and other general unsecured claims. The Predecessor estimated the total amount of Class 5 claims to be $52,500,000. Each holder of a claim in Class 5 was to receive in full satisfaction of such allowed claim, its pro rata share, based on the principal amount of each holder’s claim, of $2,000,000 on January 15, 2002 and 5,280,000 shares of common stock of Woodworkers Warehouse, Inc., par value $.01 per share (the “New Common Stock”) on the Effective Date (see Note 10 for details of the issuance of the new shares). The Company has, after consultation with the holders of a majority in dollar value of the claims, deferred making payment on the $2 million cash settlement and can make no assurance as to when or if it will make such payment. The Company is currently unable to make any payments to these creditors because of availability restrictions under the Credit Facility.

Class 6—Common Stock Equity Interest and Claims

•	On the Effective Date, all common stock equity interests of the Predecessor were extinguished and the certificates and all other documents representing such old common stock equity interests were deemed cancelled and of no force or effect. The holders of the old common stock equity interest did not receive or retain any interest or property under the Plan.

Upon emergence from bankruptcy, the Company adopted fresh start accounting. The financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7: “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The purchase method of accounting was used to record the fair value of assets and assumed liabilities of the reorganized company at October 27, 2001. Accordingly, the accompanying balance sheets as of March 1, 2003 and February 23, 2002 are not comparable in certain material respects to such balance sheets as of any prior period since the Successor balance sheets are that of a reorganized entity.

Management’s Plans

For the 53 weeks ended March 1, 2003, the Company incurred a net loss of $4.5 million and at March 1, 2003 had negative working capital of $6.3 million and a deficiency in net assets of $3.1 million. Additionally, as discussed in Note 8, the Credit Facility expires in October 2003.

The Company’s ability to meet its financial obligations will depend on the Company’s future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Management currently believes, even if the holders of the $2 million pre-petition settlement claim continue to permit the deferral of payment, the availability under the Credit Facility, together with available cash and expected cash flows during Fiscal 2003 will not be sufficient to timely meet its working capital needs, debt service requirements and planned capital expenditures during portions of Fiscal 2003.

In order to mitigate the expected Fiscal 2003 cash shortfall and to maintain adequate liquidity, management expects that in the near term it will (i) seek an extension or replacement of the Credit Facility, (ii) renegotiate certain store lease terms, and (iii) seek additional extended vendor payment terms. In order to achieve profitability, management will need to enhance revenues and margins through improved merchandising and marketing, selective new store openings, closing or relocating underperforming locations and continued focus on cost controls.

The items described above raise substantial doubt about the Company’s ability to continue as a going concern and therefore the Company may not be able to realize its assets and discharge its liabilities in the normal course of operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying Predecessor consolidated financial statements include the accounts of the Predecessor and Post Tool, Inc. (“Post Tool”), its wholly-owned subsidiary. All significant intercompany balances and transactions were eliminated in consolidation. During the 35 weeks ended October 27, 2001, Post Tool was disposed of, therefore upon emergence from bankruptcy the Company did not include any subsidiaries. The results of Post Tool were included in continuing operations as this subsidiary was not deemed a separate segment. The sales of Post Tool for the 35 weeks ended October 27, 2001 and the fiscal year ended February 24, 2001 were $1,085,612 and $24,520,144, respectively, and the net loss was $2,235,688 and $3,591,378, respectively.

Fiscal Year—The Company’s fiscal year-end is the Saturday closest to the last day of February. Fiscal year 2002 (“Fiscal 2002”) represents the 53 weeks ended on March 1, 2003, fiscal year 2001 (“Fiscal 2001”) represents the 52 weeks ended on February 23, 2002 and fiscal year 2000 (“Fiscal 2000”) represents the 52 weeks ended on February 24, 2001. For financial reporting purposes, Fiscal 2001 was segregated into two periods; the Successor Company’s 17 weeks ended February 23, 2002 and the Predecessor Company’s 35 weeks ended October 27, 2001. For interim reporting purposes, the Company closes its books on the Saturday of the 13th week of the fiscal quarter except for the fourth quarter of fiscal year 2002 which was comprised of 14 weeks.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the inventory lower of cost or market allowance, sales return allowance for doubtful accounts, and lives of long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition—Revenue from retail operations is recognized at the time of sale. Revenue from catalog and web sales is recognized upon shipment to the customer. Allowance for sales returns, a component of net sales, is booked in the period in which the related sales are recorded. Membership income is deferred and recognized over the period of the related membership.

Shipping and Handling—Shipping and handling revenue is included with net sales. The costs associated with shipping and handling revenue of approximately $362,233, $284,900, $261,700 and $1,261,800 for Fiscal 2002, the 17 weeks ended February 23, 2002, the 35 weeks ended October 27, 2001 and Fiscal 2000, respectively, are reported in selling, general and administrative expenses.

Inventories—The Company values inventories, which consist of merchandise held for resale, at the lower of cost (weighted average) or market. Vendor rebates directly related to inventory purchases are recorded under full absorption accounting when earned and such allowances reduce the inventoriable product costs based on the number of months of purchases on hand. Capitalization of vendor rebates and distribution costs under the full absorption policy were adopted upon emergence from bankruptcy under fresh start accounting.

Prepaid Catalog Expenses—The Company capitalizes direct costs relating to the production and distribution of its mail-order catalogs. These costs are charged to operations over the periods during which revenues are derived from the mailings, which are primarily one year or less from the date of the mailings.

Advertising Expense—Advertising and promotional costs, which primarily include monthly store flyers and other direct-mail advertising, are expensed as incurred and were $4,506,327, $1,499,453, $2,881,782 and $6,532,751 for Fiscal 2002, the 17 weeks ended February 23, 2002, the 35 weeks ended October 27, 2001 and for Fiscal 2000, respectively.

Other Assets—Other assets consist mainly of security deposits and bank fees related to the Credit Facility which are being amortized over the life of the agreement. Accumulated amortization of deferred financing costs as of March 1, 2003 and February 23, 2002 was $248,147 and $59,152, respectively.

Store Preopening Costs—The Company expenses all preopening costs related to each new retail store location as incurred.

Accounts Receivable—Customer accounts receivables are classified as current assets and include some which are due after one year, consistent with industry practice. Accounts receivable are shown net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on impaired accounts, historical charge-off patterns and management judgment.

Property and Equipment—Property and equipment are stated at cost. When property is disposed of or sold, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings. Depreciation and amortization are provided on the straight-line method over the following estimated useful asset lives:

Asset Classification	Estimated Useful Lives
Equipment	5-10 years
Equipment under capital leases	Life of lease or life of asset, whichever is shorter
Furniture and fixtures	10 years
Building	39.5 years
Leasehold improvements	Initial lease term or life of asset, whichever is shorter

Leases—Properties leased by the Company determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization. The properties under capital leases and leasehold improvements under operating leases are amortized on the straight-line method over the shorter of their useful lives or the related lease terms. The provision for amortization of leased properties is included in depreciation and amortization expense.

Lease Interests—Lease interests represent the fair values assigned to the Company’s lease rights under fresh start accounting and are being amortized as a charge to rent expense over the remaining lease terms. Accumulated amortization was $577,408 at March 1, 2003 and $166,239 at February 23, 2002.

The recoverability of the carrying values of lease interests are dependent upon the Company’s ability to generate sufficient future cash flows from operations at each leased site, or in the case of a sale or disposition of a lease or leases, the continuation of similar favorable market rents. Accordingly, recoverability of this asset could be significantly affected by future economic, market and competitive factors and is subject to the inherent uncertainty associated with estimates. Lease interests totaling $59,093, net of accumulated amortization, were written off as part of an impairment charge incurred in Fiscal 2002 that has been included in selling, general and administrative expenses.

Customer Prepayments—Advance payments received from customers are included in accrued expenses in the accompanying consolidated balance sheets and are recognized as revenue upon shipment.

Concentration of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. The Company’s accounts receivable credit risk is not limited to any particular customer. The Company maintains an allowance for potential credit losses. There are no customers which represent over 10% of revenue or which account for over 10% of accounts receivable.

Fair Value of Financial Instruments—The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and the Credit Facility. The carrying amounts of the Company’s financial instruments approximate fair value. The Credit Facility bears interest at variable market rates; therefore, the carrying amount approximates fair value.

Credit Card Policy—The Company extends credit to customers through third-party credit cards, including its private-label credit card. Credit under these accounts is extended by third parties, and accordingly, the Company bears minimal financial risk from credit card fraud under these agreements. The Company’s agreements with third-party credit companies provide for the electronic processing of credit approvals and electronic submission of transactions. Upon the submission of these transactions to the credit card companies, payment is transmitted directly to the Company’s bank account usually within two to four days of the sales transaction. Amounts relating to fiscal year sales not received by the Company before the year-end date are included in accounts receivable in the accompanying consolidated balance sheets. Processing fees incurred on credit card sales are included in selling, general and administrative expenses.

Income Taxes—Income taxes are provided using the asset and liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

(Loss) Earnings Per Share—Basic loss/earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common stock outstanding and the dilutive effect of common stock equivalents, such as stock options and warrants. Diluted net loss per share equals basic net loss per share as the inclusion of the common stock equivalents would have an anti-dilutive impact as a result of the net loss incurred in each of those years. Net (loss)/earnings per share for the 35 weeks ended October 27, 2001, Fiscal 2001 and Fiscal 2000 were not presented because such presentation would not be meaningful, as the stock of the Predecessor was cancelled under the plan of reorganization and the new stock of the Successor was not issued until after consummation.

Impairment of Long-Lived Assets—The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment charge is recorded equal to the difference between the asset’s carrying value and fair value. An impairment charge of approximately $71,000 was recorded in Fiscal 2002 and included in selling, general and administrative expenses.

During Fiscal 2000, the balance of goodwill was determined to be impaired and was written off. Goodwill represented the excess of the purchase price over the fair market value of identified net assets acquired. Goodwill was being amortized using the straight-line method over a period of 20 years, the estimated useful life. Accordingly, the Company recognized $1,426,952 (including the impairments) and $351,588 of goodwill amortization during Fiscal 2000.

Comprehensive (Loss) Income—Comprehensive (loss) income equals net (loss) income for all periods presented.

Stockholders Equity—The Company accounts for its stock-based compensation plans under the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has computed the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” for all stock options granted for the fiscal years ended March 1, 2003 and February 23, 2002 using the Black-Scholes option-pricing model.

The assumptions used and the weighted average information for the 53 weeks ended March 1, 2003 and 17 weeks ended February 23, 2002 are as follows:

	March 1, 2003	February 23, 2002
Risk-free interest rate	2.9-4.65%	4.16-4.32%
Expected dividend yield	0%	0%
Expected lives	5 years	5 years
Expected volatility	85%	85%
Weighted average exercise price of options outstanding	$ 0.26	$ 0.26
Weighted average remaining contractual life of options outstanding	4.05 years	4.87 years

The weighted average fair value of stock options granted in Fiscal 2002 and Fiscal 2001 was $0.18 per share.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. In the Company’s opinion, because the Company’s stock-based compensation awards have characteristics significantly different from traded options and because changes in the subjective assumptions can materially affect the fair value estimate, the results obtained from the valuation model do not necessarily provide a reliable single measure of the value of its stock-based compensation awards.

The effect of accounting for stock-based compensation under the fair value method prescribed in SFAS No. 123 would be as follows (in thousands, except per share amounts):

	53 Weeks Ended March 1, 2003	17 Weeks Ended February 23, 2003
As reported net loss	$(4,467)	$(114)
As reported basic and diluted net loss per share	$(0.79)	$(0.02)
Pro forma net loss	$(4,475)	$(119)
Pro forma basic and diluted net loss per share	$(0.79)	$(0.02)

The Company applied fresh start accounting in Fiscal 2001 thereby eliminating the Predecessor’s equity. Accordingly, the periods prior to those presented above for the Successor are not comparable to the Predecessor’s amounts.

Cash Flow Information—Supplemental cash flow information is as follows for Fiscal 2002, Fiscal 2000, the 35 weeks ended October 27, 2001, and the 17 weeks ended February 23, 2002:

	Successor	Predecessor
	53 Weeks Ended March 1, 2003	17 Weeks Ended February 23, 2002	35 Weeks Ended October 27, 2001	52 Weeks Ended February 24, 2001
Cash paid during the year for interest	$1,995	$675	$2,454	$7,160
Cash paid during the year for income taxes	54	46	—	—
Property acquired under capital lease obligations	372	—	2,920	—
Issuance of vendor notes payable	4,460	—	—	—

The property acquired under capital lease obligations of $2.9 million for the 35-week period ended October 27, 2001, was the cost of the property recorded under fresh start accounting.

New Accounting Standards—In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS 143 will not have a material impact on its financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections.” One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. Upon adoption in Fiscal 2003, this will require the reclassification of the extraordinary item recorded in Fiscal 2001 as interest expense.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the fiscal year ended February 28, 2004.

Reclassifications—Certain amounts reported in the prior-year financial statements have been reclassified to conform to the current year presentation.

3. REORGANIZATION PLAN AND FRESH START REPORTING

As discussed above, the Plan was confirmed on October 17, 2001 and the Company emerged from Chapter 11 as Woodworkers Warehouse, Inc. on October 29, 2001. Pursuant to SOP 90-7, the Successor adopted fresh-start reporting as of October 27, 2001 to give effect to the reorganization as of such date.

Fresh-start reporting required the Successor to restate its assets and liabilities to reflect their reorganization value, which approximated fair value at the date of the reorganization. In so restating, SOP 90-7 required the Successor to allocate its reorganization value to its assets based upon their estimated fair values. Each liability existing on the date the Plan was confirmed by the Bankruptcy Court, other than deferred taxes, was stated at the present value of the amounts to be paid.

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

Pro Forma Combining Statements of Operations—The following unaudited pro forma combining statements of operations present the pro forma combined results of the operations of the Successor and Predecessor companies for the 52 weeks ended February 23, 2002 and have been adjusted to reflect: the implementation of fresh-start reporting as of October 27, 2001, elimination of the effects of non-recurring transactions resulting from the reorganization included in the results of the Predecessor, and forgiveness of debt creditors pursuant to the Plan as of October 27, 2001 ($ in thousands):

	Pro Forma Successor	Predecessor
	17 Weeks Ended February 23, 2002	35 Weeks Ended October 27, 2001	Pro Forma Adjustments (unaudited)		Fiscal Year Ended February 23, 2002 (unaudited)
Net sales	$44,822	$66,294	$—		$111,116
Cost of sales	30,998	47,096	1,800	(a)	79,894

Gross profit	13,824	19,198	(1,800)		31,222
Selling, general and administrative Expenses	13,466	25,368	(1,664	)(b)	37,170
Reorganization charges	—	1,645	(1,645	)(c)	—

Operating (loss) income	358	(7,815)	1,509		(5,948)
Interest expense, net	472	2,298	(1,458	)(d)	1,312
Income (loss) before income taxes, discontinued operations and extraordinary items	(114)	(10,113)	2,967		(7,260)

Loss before discontinued Operations and extraordinary items	(114)	(10,113)	2,967		(7,260)
Discontinued operations
Loss on disposal	—	(279)	279	(c)	—

(Loss) income before extraordinary items	(114)	(10,392)	3,246		(7,260)
Extraordinary gain—cancellation of debt	—	38,607	(38,607	)(c)	—

Net (loss) income	$(114)	$28,215	$(35,361)		$(7,260)

3. REORGANIZATION PLAN AND FRESH START REPORTING (CONTINUED)

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

Reorganization Items—The Predecessor provided for or incurred the following income (expense) items during the 35 weeks ended October 27, 2001, directly associated with the Chapter 11 reorganization proceedings (in thousands):

35 Weeks Ended October 27, 2001
Bonuses for retention of key employees	$ 347
Professional fees	2,502
Occupancy and other store closing costs	41
Relocation costs	609
Loss on disposal of Post Tool	2,020
Net asset/liabilities written off	910
Lease asset sale proceeds	(4,562)
Miscellaneous income	(34)
Miscellaneous expense	144
Interest income	(332)

Total reorganization charge	$ 1,645

4. DISCONTINUED OPERATIONS

On August 11, 2000, the Predecessor disposed of its golf business. The consolidated financial statements of the Predecessor have been presented to reflect the disposition of the golf business in accordance with APB Opinion No. 30. Accordingly, revenues, expenses, and cash flows of the golf division have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. The net operating losses of the golf division have been reported as “net loss from discontinued operations” in the accompanying consolidated statements of operations; the net loss from the disposal of the golf division has been presented as “net loss on disposal”; and the net cash flows of the golf division have been reported as “net cash used in discontinued operations” in the accompanying consolidated statements of cash flows. Net sales for the golf division were approximately $55,189,000 for Fiscal 2000.

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	March 1, 2003	February 23, 2002
Credit card receivables	$ 769	$ 1,285
Vendor rebates	436	1,418
Other	342	998
Trade receivables	344	428
Allowance for doubtful accounts (see below)	(232)	(306)

	$ 1,658	$ 3,823

	Balance, Beginning of Period	Charged to Costs and Expenses	Write-Offs	Balance, End of Period
Allowance For Doubtful Accounts:
February 24, 2001, Predecessor	$ 239	$ 201	$—	$ 440
October 27, 2001, Predecessor	440	—	134	306
February 23, 2002, Successor	306	—	—	306
March 1, 2003, Successor	306	—	74	232

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 1, 2003	February 23, 2002
Other	$725	$581
Prepaid advertising	459	416
Prepaid rent	693	54

	$1,877	$1,051

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 1, 2003	February 23, 2002
Land	$—	$175
Building	—	527
Furniture and fixtures	308	262
Equipment	169	123
Equipment under capital lease	3,292	2,920
Leasehold improvements	550	449
Software	54	—

	4,373	4,456

Less—accumulated depreciation and amortization	1,799	498

	$2,574	$3,958

Property under capital leases totaled $3,292,000 at March 1, 2003 and $2,920,000 at February 23, 2002. At March 1, 2003 and February 23, 2002, the accumulated depreciation associated with equipment under capital leases was approximately $1,556,000 and $440,000, respectively. Depreciation expense, including amortization of assets under capital leases, was $1,301,000, $497,000 and $2,086,000 for the year ended March 1, 2003, the 17 weeks ended February 23, 2002 and 35 weeks ended October 27, 2001, respectively.

8. DEBT

Credit Facility—Pursuant to the Plan discussed in Notes 1 and 3, on October 29, 2001, the Company entered into a $30,000,000 Senior Secured Revolving Credit Facility with Bank of America as Agent (the “Credit Facility”). At March 1, 2003 the Company had $18,951,810 of borrowings outstanding and $15,200 of letters of credit outstanding. The Facility is secured by all of the Company’s assets and bears interest equal to LIBOR plus 3.50% (4.82% at May 7, 2003) or the bank reference rate plus 1.25% (5.50% at May 7, 2003) at the Company’s option. Under the Credit Facility, the Company’s borrowing base is equal to the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidated value of the inventory from an appraiser acceptable to Bank of America, plus 50% of the value of inventory covered by merchandise letters of credit plus 85% of the value of eligible credit card and trade accounts receivable. The Credit Facility requires that the Company have $3.0 million of availability after payment of $2.0 million to settle pre-petition general unsecured claims (see Note 1). The net availability under the Credit Facility at March 1, 2003 was approximately $3.6 million.

Effective as of February 28, 2003, the Credit Facility was amended to (1) allow the Company to issue up to 12-month term notes to its key vendors in the aggregate principal amount of approximately $4.5 million at an interest rate of up to 5% per annum, (2) change a financial covenant related to the Company’s EBITDA on terms described below, and (3) raise the applicable interest rates under the terms of the Credit Facility by one-quarter of a point.

The term notes referred to above represent extensions of payments already owed to key vendors of the Company and are payable over a period of up to twelve months. Payments on these notes commenced in February 2003 (see Note 14).

The Credit Facility contains a quarterly EBITDA covenant and certain other non-financial covenants. The Company will be required to have cumulative EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter of not less than the amount set forth below:

February 2003	$ 25,000
May 2003	$ 600,000
August 2002	$ 1,400,000

The Credit Facility matures on October 29, 2003 and the Company expects to seek an extension of the Credit Facility. However, there can be no assurance that the extension will be obtained or, in the absence of an extension, a new credit facility can be obtained on terms acceptable to the Company or at all.

9. INCOME TAXES

The components of the (benefit) provision for income taxes shown in the consolidated statements of operations are as follows (in thousands):

	Successor		Predecessor
	53 Weeks Ended March 1 2003	17 Weeks Ended February 23, 2002	35 Weeks Ended October 27, 2001	52 Weeks Ended February 24, 2001
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

Total	$—	$—	$—	$—

Deferred:
Federal	$1,190	$301	$(185)	$—
State	322	82	(50)	—
Valuation Allowance	(1,512)	(383)	235	—

Total	$—	$—	$—	$—

The reconciliation of the federal statutory rate to the (benefit) provision for income taxes is as follows:

	Successor		Predecessor
	53 Weeks Ended March 1, 2003	17 Weeks Ended February 23, 2002	35 Weeks Ended October 27, 2001	52 Weeks Ended February 24 2001
Income tax benefit at federal statutory rate	34%	34%	34%	34%
State taxes, net of federal benefit	9	9	9	6
Valuation allowance	(43)	(43)	(43)	(40)

	0%	0%	0%	0%

9. INCOME TAXES (CONTINUED)

Significant items giving rise to deferred tax assets and deferred tax liabilities at March 1, 2003 and February 23, 2002 were as follows:

	March 1, 2003	February 23, 2002
Inventories	$6	$452
Prepaid catalog expenses	(6)	(1,181)
State operating loss carry forward	6,256	6,523
Federal operating loss carry forward	9,930	9,048
Other nondeductible reserves and accruals	1,432	1,894
Depreciation and amortization	79	426

Net	17,697	17,162
Valuation allowance	(17,697)	(17,162)

Net asset	$—	$—

At March 1, 2003, the Company had approximately of $29.2 million of federal loss carry-forwards, which are subject to review by the Internal Revenue Service. The reorganization which occurred during the bankruptcy proceedings resulted in an ownership change (within the meaning of IRC Section 382). This change may result in further limitations on the Company’s ability to utilize these loss carry-forwards in the event that the Company elects out of certain exceptions available to it under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

As a result of the bankruptcy proceedings, the Company realized certain cancellation of indebtedness income. This income was excluded from the Company’s gross income for federal income tax purposes; however the Company was required to reduce the amount of certain tax attributes, including Fiscal 2001 losses and net operating loss carry-forwards, by the amount of that cancellation of indebtedness pursuant to Section 108 of the Code. Future financial statement benefit of the net operating losses will be recognized as realized. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Accordingly, because of the Company’s limited and unprofitable operating history, management has provided a valuation allowance for the full amount of the deferred tax asset due to the uncertainty of realization.

10. STOCKHOLDERS’ EQUITY

A total of 7,500,000 shares, par value $0.01 per share, of the Company’s new common stock (“Common Stock”) was authorized under the Plan, with approximately 5,280,000 shares expected to be issued as payment for pre-petition liabilities and 360,000 shares to be issued to management. As of March 1, 2003, 5,633,006 shares of Common Stock were issued and outstanding (including the 1,180,480 shares of Common Stock being held by the Company’s transfer agent discussed below) and 6,986 shares of Common Stock were reserved for issuance to former creditors whose bankruptcy claims have not yet been settled. If and when these reserved shares are issued, they will be deemed to have been issued as of October 29, 2001, in the same manner as the other issued shares. On December 16, 2002, Porter-Cable Corporation, one of the creditors, rejected delivery of the 1,180,480 shares of Common Stock that it was entitled to receive as an unsecured creditor under the Plan and has disclaimed beneficial ownership of such shares. Pursuant to the provisions of the Plan, these shares were deemed “undeliverable distributions” and are being held by the Company’s transfer agent and voted at the direction of the Company’s board of directors until such shares are retired in November 2003.

There are 1,500,000 shares reserved for stock option grants. Based on the performance of the Company, under an employment agreement with the Company’s CEO and President, there is a potential grant to him of 120,000 shares of Common Stock. Each holder of Common Stock has one vote per share and is entitled to dividends when and if declared by the Board of Directors. However, dividend payments are restricted under the terms of the Credit Facility and the Company does not expect to pay dividends in the foreseeable future.

Effective November 27, 2001, the Company established a long term incentive plan (“Incentive Plan”) which provides for the granting of stock, stock options, stock appreciation rights and restricted shares to employees, officers, directors and consultants of the Company. Stock options are granted at 100% of the fair market value of the common stock on the date of the grant. Options granted under the Incentive Plan generally vest over three years with 33% vesting on each anniversary of the grant. All vested options are exercisable for a period of ten years from the date of grant.

Pursuant to the Plan, upon emergence from bankruptcy all shares of the Predecessor’s Class A and Class B common stock, treasury stock and preferred stock were cancelled along with the outstanding stock options under the 1993 Employee Stock Option Plan (the “Option Plan”) and the 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (the “Director Plan”). At February 24, 2001, there were options to purchase 1,354,495 shares outstanding under the Option Plan and 42,000 shares outstanding under the Director Plan.

10. STOCKHOLDERS’ EQUITY (CONTINUED)

Activity under the Incentive Plan is summarized as follows:

	Successor Long-Term Incentive Plan
	Number of Shares	Exercise Price Per Share
Outstanding, October 27, 2001	—	—
Granted	1,102,600	$0.26
Terminated	—
Exercised	—	—

Outstanding, February 23, 2002	1,102,600	$0.26
Granted	291,600	0.26
Terminated	(281,000)	0.26
Exercised	—	—

Outstanding, March 1, 2003	1,113,200	$0.26

Exercisable, March 1, 2003	414,533	$0.26

Set forth below is a summary of options outstanding and exercisable under the Incentive Plan as of March 1, 2003.

Options Outstanding				Options Exercisable
Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Contract Life	Shares	Weighted Average Exercise Price
1,113,200	$0.26	$0.26	4.05 years	414,533	$0.26

11. TRANSACTIONS WITH RELATED PARTIES AND STOCKHOLDERS

The Predecessor had a lease arrangement with Mystic United Realty Trust (“Mystic”) for warehouse space at its Chelsea, Massachusetts, facility (the Chelsea facility) under a non-cancelable lease through 2005. The chief executive officer/principal stockholder of the Predecessor was a trustee and beneficiary of Mystic. Under the lease, the Predecessor was required to pay to Mystic, in the form of additional rent, all insurance, real estate taxes, maintenance and operating costs related to the leased premises, which was approximately $0.4 million annually. This lease was terminated in December 2000.

During the second quarter of Fiscal 2000, the Predecessor’s chief executive officer/principal stockholder made interest-free unsecured loans to the Predecessor in the aggregate amount of $3.5 million. Pursuant to the Plan, the $3.5 million loan was forgiven.

12. COMMITMENTS AND CONTINGENCIES

The Company leases retail space, office space, and warehouse space, under operating leases with various expirations dates through July 2029. Renewal options from five to 15 years exist on the majority of retail properties. Rent and related expenses charged to operations during Fiscal 2002, the 17 weeks ended February 23, 2002, the 35 weeks ended October 27, 2001 and Fiscal 2000 were approximately $8,846,000, $3,002,000, $6,329,000 and $12,100,000, respectively.

In addition, the Company has several lease agreements for computers and equipment that were accounted for as capital leases. These agreements require monthly payments including interest at rates ranging from 8.0% to 9.0% and expire at various dates through October 2007.

Future minimum lease payments under capital and operating leases in excess of one year through all option periods, unless management intends not to renew at such point in time, were as follows as of March 1, 2003:

Fiscal Year	Capital Leases	Operating Leases
2003	$1,185	$6,829
2004	904	6,724
2005	446	6,679
2006	149	6,201
2007	60	5,782
Thereafter	—	42,575

Total minimum lease payments	2,744	$74,790

Less amounts representing interest	(270)

Present value of total minimum lease payments	2,474
Less current portion	(1,033)

Long-term portion	$1,441

Litigation—The Company is party to various types of litigation in the ordinary course of business. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company’s financial position or results of operations.

13. EMPLOYEE 401(k) PLAN

The Company maintains a plan that provides for tax deferred employee benefits under Section 401(k) of the Code. This plan allows employees to make contributions, a portion of which will be matched by the Company, up to the lesser of 3% of an employee’s salary or the minimum amount allowed by law, as defined. The Company may elect to make an additional discretionary contribution in any plan year. The Company’s contributions vest at a rate of 20% per year, beginning after one year of employment. The total of the Company’s matching contributions for Fiscal 2002 was $150,756. The Company pays most of the administrative costs of the plan. Beginning in February 2002, employees under the plan began to pay a portion of the administrative costs.

14. VENDOR NOTES PAYABLE AND SIGNIFICANT VENDOR

In January 2003, in connection with the extension of certain payments owed to key vendors, the Company issued unsecured promissory notes to such vendors in an aggregate principal amount of approximately $4.5 million (together, the “Vendor Notes”). The Vendor Notes are payable in up to 12 monthly installments and have an interest rate of up to 5% per annum. Payments on the Vendor Notes began in February 2003 and are scheduled to be paid in full in January 2004.

Purchases from the Company’s largest single supplier were 28.9%, 31.5% and 16.1% of total purchases for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

15. SELECTED INFORMATION BY BUSINESS SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available which is evaluated regularly by the chief operating decision maker, or decision makers, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer.

The Company sells its products through its retail stores, catalogs and website. Website sales are currently an immaterial part of the Company’s total sales and are included in the store sales amounts below. The store and catalog businesses have been aggregated into their respective reportable segments based on management’s reporting structure. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. This information excludes financial data related to the discontinued golf business.

15. SELECTED INFORMATION BY BUSINESS SEGMENTS (CONTINUED)

Information as to the operations of the different continuing business segments is set forth below (in thousands):

	Successor		Predecessor
	53 Weeks Ended March 1, 2003	17 Weeks Ended February 23, 2002	35 Weeks Ended October 27, 2001	52 Weeks Ended February 24, 2001
Net sales
Retail	$110,835	$42,534	$63,626	$140,917
Catalog	2,820	2,288	2,668	13,792

	$113,655	$44,822	$66,294	$154,709

Income (loss) from continuing operations:
Retail	$4,987	$2,838	$(1,382)	$(3,710)
Catalog	(191)	(253)	266	(876)
General corporate	(9,263)	(2,699)	(8,997)	(17,676)

	$(4,467)	$(114)	$(10,113)	$(22,262)

Identifiable assets:
Retail	$33,622	$34,591	*	$67,007
Catalog	1,787	1,967	*	2,123
General corporate	4,109	4,852	*	11,812

	$39,518	$41,410	*	$80,942

Depreciation and amortization
Retail	$1,586	$619	$1,448	$1,134
Catalog	4	5	39	80
General corporate	122	39	599	912

	$1,712	$663	$2,086	$2,126

Capital expenditures(a)
Retail	$537	$139	$255	$552
Catalog	14	7	11	—
General corporate	66	21	119	—

	$617	$167	$385	$552

*	Identifiable assets for the Predecessor as of October 27, 2001 are not meaningful since the Company applied fresh start accounting at that date.

(a)    Includes property of $372 acquired under capital lease obligations in Fiscal 2002.

The Company operates from a single distribution center and utilizes common labor pools, common management at the corporate level and a single outside call center. As a result, many of the expenses of the Company are shared between the business segments and are reflected above as general corporate expenses.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarized unaudited results of operations for Fiscal 2002 and Fiscal 2001 have been accounted for using principles generally accepted in the United States of America for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) that the Company considered necessary for the fair presentation of results for the interim periods shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2002
Net sales	$27,995	$24,963	$27,256	$33,441
Gross profit	8,971	7,733	7,504	10,249
Income (loss) from continuing operations	(795)	(2,249)	(1,503)	80
Net income (loss)	$(795)	$(2,249)	$(1,503)	$80

Basic and diluted income (loss) per share:
Net income (loss) per share	$(0.14)	$(0.40)	$(0.27)	$0.01

Weighted average shares outstanding—basic and diluted	5,640,000	5,640,000	5,640,000	5,640,000

	Predecessor First Quarter	Predecessor Second Quarter	Predecessor Two Months Ended October 27, 2001	Successor One Month Ended November 24, 2001	Successor Fourth Quarter
Fiscal 2001
Net sales	$27,083	$23,126	$16,085	$9,150	$35,672
Gross profit	8,083	6,933	4,182	2,632	11,192
Loss from continuing operations	(6,316)	551	(4,352)	(553)	439
Loss on discontinued operations	(55)	—	—	—	—
Loss on disposal of discontinued operations	—	(169)	$(50)	—	—
Extraordinary gain	—	—	38,607	—	—
Net (loss) income	$(6,371)	$382	$34,205	$(553)	$439

Basic and diluted loss per share:

Loss before discontinued operations and extraordinary items	*	*	*	(0.10)	$0.08
Discontinued operations	*	*	*	—	—
Extraordinary gain	*	*	*	—	—

Net loss per share	*	*	*	$(0.10)	$0.08

Weighted average shares outstanding (Note 10)—basic and diluted	*	*	*	5,640,000	5,640,000

*	EPS for the Predecessor is not meaningful.