Form 10-Q
period 2003-05-31
WOODWORKERS WAREHOUSE INC
filed 2003-07-15
CIK 1161625

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of July 11, 2003, 5,633,006 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding. The company has reserved 6,986 shares of common stock for potential issuance to former creditors of Trend-Lines, Inc. (the predecessor of the registrant) whose bankruptcy claims have not yet been settled.

WOODWORKERS WAREHOUSE, INC.

WOODWORKERS WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Thirteen Weeks Ended May 31, 2003	Thirteen Weeks Ended May 25, 2002
Net sales	$27,336	$27,995
Cost of sales	19,147	19,024

Gross profit	8,189	8,971
Selling, general and administrative expenses	8,238	9,438

Loss from operations	(49)	(467)
Interest expense, net	413	328

Loss before income taxes	(462)	(795)
Provision for income taxes	—	—

Net loss	$(462)	$(795)

Basic and diluted loss per share:
Net loss per share	$(0.08)	$(0.14)

Weighted average shares outstanding:
Basic and diluted	5,640,000	5,640,000

See notes to condensed consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited) May 31, 2003	March 1, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$302	$207
Accounts receivable, net	1,601	1,658
Inventories	30,130	31,153
Prepaid expenses and other current assets	1,731	1,877

Total current assets	33,764	34,895
PROPERTY AND EQUIPMENT, NET	2,347	2,574
LEASE INTERESTS, NET	1,029	1,104
OTHER ASSETS	905	946

TOTAL ASSETS	$38,045	$39,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Bank credit facility	$19,407	$18,952
Current portion of capital lease obligations	1,043	1,033
Accounts payable	12,291	11,603
Accounts payable due pre-petition creditors	2,000	2,000
Vendor notes payable	2,594	3,713
Accrued expenses	1,703	2,226
Deferred liabilities	939	1,216
Other current liabilities	443	428

Total current liabilities	40,420	41,171

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	1,180	1,441

STOCKHOLDERS’ DEFICIT:
Common stock	56	56
Additional paid-in capital	1,432	1,432
Accumulated deficit	(5,043)	(4,581)

Total stockholders’ deficit	(3,555)	(3,093)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$38,045	$39,519

See notes to condensed consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Thirteen Weeks Ended May 31, 2003	Thirteen Weeks Ended May 25, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(462)	$(795)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	391	439
Changes in current assets and liabilities:
Accounts receivable	57	1,501
Inventories	1,023	(2,766)
Prepaid expenses and other current assets	146	121
Accounts payable	688	(918)
Accrued expenses	(523)	7
Deferred liabilities	(277)	(282)
Other current liabilities	15	(284)

Net cash provided by (used in) operating activities	1,058	(2,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(89)	(67)
Decrease in other assets	41	43

Net cash used in investing activities	(48)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under bank credit facilities	455	3,040
Principal payments on capital lease obligations	(251)	(336)
Repayments of vendor notes payable	(1,119)	—

Net cash provided by (used in) financing activities	(915)	2,704

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95	(297)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	207	519

CASH AND CASH EQUIVALENTS, END OF PERIOD	$302	$222

See notes to condensed consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Woodworkers Warehouse, Inc. (“we” or the “Company”) is a specialty retailer of woodworking tools and accessories sold through its 94 retail stores located in the New England and Mid-Atlantic regions, as well as through its nationally distributed mail-order catalogs and Web site (www.woodworkerswarehouse.com). The Company sells its products through its retail stores and through its catalogs and Web site. These businesses have been aggregated into their respective reportable segments based on the Company’s management reporting structure. In June 2003, the Company decided to discontinue the mailing of catalogs beginning immediately. The Company is analyzing the expenses that may be incurred in connection with the discontinuance but does not expect to incur any material charges.

With respect to the unaudited consolidated financial statements, it is the Company’s opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods.

These statements should be read in conjunction with the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 1, 2003 (“Fiscal 2002”). Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of results that may be expected for the full fiscal year ending February 28, 2004 (“Fiscal 2003”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).

In November 2002, the Emerging Issues Task Force (EITF) released Issue No. 02-16 “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”, applicable to fiscal years beginning after December 15, 2002. The Company has recognized and will continue to recognize vendor allowances as a reduction to cost of goods sold in the period in which it is estimated that the related merchandise is sold. The Company recognized $1.4 and $1.5 million of such reductions in cost of sales during the first quarter of Fiscal 2003 and Fiscal 2002, respectively. The vendor allowances received but not yet recognized are recorded as an offset to inventory and such offsets totaled $2.3 million at May 31, 2003 and $2.5 million at May 25, 2002. The Company records vendor cooperative promotional income as a reduction of selling, general and administrative expenses in the period in which it completes its promotional obligations under the vendor agreements. During the thirteen weeks ended May 31, 2003 and May 25, 2002, the Company recorded approximately $43,000 and $0, respectively, for cooperative promotional income.

The Company’s ability to meet its financial obligations will depend on the Company’s future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control.

Management believes, even if the holders of an unpaid $2 million settlement claim (related to the bankruptcy plan of Trend-Lines, Inc., our predecessor and former parent entity) continue to permit the deferral of payment and certain vendors of the Company agree to extend current credit terms, the availability under the Credit Facility (Note 3), together with available cash and expected cash flows during Fiscal 2003 will not be sufficient to timely meet the Company’s working capital needs, debt service requirements and planned capital expenditures during portions of Fiscal 2003.

In order to mitigate the expected Fiscal 2003 cash shortfall and to maintain adequate liquidity, management is (i) seeking an extension or replacement of the Credit Facility, (ii) renegotiating certain store lease terms, and (iii) seeking additional extended vendor payment terms. In order to achieve profitability, the Company will need to enhance revenues and margins through improved merchandising and marketing, selective new store openings, closing or relocating underperforming locations and continued focus on cost controls. There can be no assurance that the Company will be able to achieve these objectives.

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

2. Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Thirteen Weeks Ended May 31, 2003	Thirteen Weeks Ended May 25, 2002
Cash paid during the period for interest	$283	$358
Cash paid during the period for income taxes	—	36

3. Bank Credit Facility

The Company has a $30 million Senior Secured Revolving Credit Facility, with the Bank of America as agent that matures on October 29, 2003 (the “Credit Facility”). At May 31, 2003, the Company had $19,407,000 of borrowings outstanding and $15,200 of letters of credit outstanding. The Credit Facility is secured by all of the Company’s assets and bears interest equal to LIBOR plus 3.50% (4.82% at May 31, 2003) or the bank reference rate plus 1.25% (5.50% at May 31, 2003) at the Company’s option. We may select the rate each month.

The borrowing base under the Credit Facility is based on the following formula: the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidation value of the inventory from an appraiser acceptable to Bank of America, plus 50% of the value of inventory covered by merchandise letters of credit, plus 85% of the value of eligible credit card and trade accounts receivable. The amount available at May 31, 2003, based on the borrowing base under the Credit Facility, was $21.5 million, of which $19.4 million was drawn, resulting in net availability of $2.1 million.

The Credit Facility contains a quarterly EBITDA covenant and certain non-financial covenants. The Company is required to have cumulative EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter of not less than the amount set forth below:

May 2003	$600,000
August 2003	$1,400,000

The Company is seeking an extension of the Credit Facility. However, there can be no assurance that the extension will be obtained or, in the absence of an extension, a new credit facility can be obtained on terms acceptable to the Company or at all.

4. Stockholders’ Equity

A total of 7,500,000 shares, par value $0.01 per share, of the Company’s common stock (“Common Stock”) are authorized. As of July 10, 2003, 5,633,006 shares of Common Stock were issued and outstanding (including the 1,180,480 shares of Common Stock being held by the Company’s transfer agent discussed below) and 6,986 shares of Common Stock have been reserved for potential issuance to former creditors of Trend-Lines, Inc. whose bankruptcy claims have not yet been settled. On December 16, 2002, Porter-Cable Corporation rejected delivery of the 1,180,480 shares of Common Stock that it was entitled to receive and has disclaimed beneficial ownership of such shares. These shares were deemed “undeliverable distributions” pursuant to the Joint Reorganization Plan of Trend-Lines, Inc. (the Company’s predecessor and former parent entity) and the Official Committee of Unsecured Creditors and are being held by the Company’s transfer agent and voted at the direction of the Company’s board of directors until such shares are retired in November 2003.

5. Stock Compensation Plans

The Company follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and applies APB Opinion No. 25 and related interpretations for its stock-based compensation plans. The following table illustrates the effect on first-quarter net income and earnings per share for this year and last year if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Thirteen Weeks Ended May 31, 2003	Thirteen Weeks Ended May 25, 2002
Net loss as reported	$(462)	$(795)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1	2

Pro forma net loss	$(463)	$(797)
Earnings per share:
Basic – as reported	$(0.08)	$(0.14)
Basic – pro forma	$(0.08)	$(0.14)
Diluted – as reported	$(0.08)	$(0.14)
Diluted – pro forma	$(0.08)	$(0.14)

6. Selected Information By Business Segment

Information as to the operations of the Company’s business segments with respect to sales and operating income (loss) is set forth below for the periods indicated (in thousands):

	Thirteen Weeks Ended May 31, 2003	Thirteen Weeks Ended May 25, 2002
Net sales:
Stores	$26,640	$26,658
Catalogs/Internet	696	1,337

Total	$27,336	$27,995

Income (loss) from continuing operations:
Stores	$1,413	$951
Catalogs/Internet	(79)	211
General corporate expenses	(1,796)	(1,957)

Total	$(462)	$(795)

The Company sells its products through its retail stores and through its catalogs and Web site. These businesses have been aggregated into their respective reportable segments based on the Company’s management reporting structure. The Company decided in June 2003 to discontinue the mailing of catalogs beginning immediately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We believe the most critical accounting policies are related to Revenue Recognition, Vendor Allowances and Cooperative Promotional Income, Inventories, Prepaid Catalog Expenses, Lease Interests, and Income Taxes. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The application of US GAAP relative to our critical accounting policies requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and financial statement disclosures concerning contingent assets and liabilities and revenue and expenses during the reporting periods. We review estimates and assumptions used in the application of US GAAP on a regular basis. However, it is possible that these estimates and assumptions may change and such a change could be material to our financial position. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources.

Revenue Recognition

Revenue from our retail store operations is recognized at the time of sale. Revenue from catalog and internet sales is recognized upon shipment to the customer. Allowance for sales returns, a component of net sales, is booked in the period in which the related sales are recorded. An allowance of $65,000 was recorded as of May 31, 2003. Income received from memberships sold to our catalog customers is deferred over the period of the related memberships. We discontinued the membership program as of March 1, 2003.

Vendor Allowances and Cooperative Promotional Income

In November 2002, the Emerging Issues Task Force (EITF) released Issue No. 02-16 “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”, applicable to fiscal years beginning after December 15, 2002. The

Company has recognized and will continue to recognize vendor allowances as a reduction to cost of goods sold in the period in which it is estimated that the related merchandise is sold. The Company recognized $1.4 and $1.5 million of such reductions in cost of sales during the first quarter of Fiscal 2003 and Fiscal 2002, respectively. The vendor allowances received but not yet recognized are recorded as an offset to inventory and such offsets totaled $2.3 million at May 31, 2003 and $2.5 million at May 25, 2002. The Company records vendor cooperative promotional income as a reduction of selling, general and administrative expenses in the period in which it completes its promotional obligations under the vendor agreements. During the thirteen weeks ended May 31, 2003 and May 25, 2002, the Company recorded approximately $42,739 and $0, respectively, for cooperative promotional income.

Inventories

Merchandise inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, inventory write-downs may be required.

Prepaid Catalog Expenses

We capitalize direct costs relating to the production and distribution of our mail-order catalogs. These costs are charged to operations over the period during which revenues are derived from the mailings, which are primarily one year or less from the date of mailing. The prepaid catalog balance at May 31, 2003 was $128,551, which is expected to be fully recoverable despite the Company’s decision to discontinue the mailing of catalogs (Note 1).

Lease Interests

Lease interests represent the fair values assigned to our lease rights under fresh start accounting and are being amortized as a charge to rent expense over the remaining lease terms. Accumulated amortization was $652,183 at May 31, 2003. The recoverability of the carrying value of our lease interests is dependent on our ability to generate sufficient future cash flows from operations at each leased site, or in the case of a sale or disposition of a lease or leases, the continuation of similar favorable market rents. Accordingly, recoverability of this asset could be significantly affected by future economic market and competitive factors and is subject to the inherent uncertainty associated with estimates.

Income Taxes

We account for income taxes under Statement of Financial Standards No. 109 “Accounting for Income Taxes.” A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Accordingly, because of the Company’s limited and unprofitable operating history, management has provided a valuation allowance for the full amount of the deferred tax asset due to the uncertainty of realization.

The above list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Results of Operations

Net sales for the thirteen weeks ended May 31, 2003 (first quarter of Fiscal 2003) decreased by $0.7 million or 2.4% from the first quarter of Fiscal 2002 due to the impact of three fewer stores and less catalog sales, partially offset by an increase in comparable store sales of 6.4%. The increase in comparable store sales was due primarily to the positive impact from more frequent and item-intensive direct-mail flyers sent to our highest-spending customers, more frequent store events, aggressive promotional pricing and increased sales of discontinued products. These factors were partially offset by the negative impact on our comparable store sales from fewer private-label credit card promotional discounts and poor economic conditions. Catalog/Internet sales for the first quarter of Fiscal 2003 decreased $0.6 million or 47.9% from the first quarter of Fiscal 2002 due primarily to a continued deterioration in the Company’s catalog mailing list. In June 2003, the Company decided to discontinue the mailing of catalogs beginning immediately. The Company is analyzing the expenses that may be incurred in connection with the discontinuance but does not expect to incur any material charges.

Gross profit for the first quarter of Fiscal 2003 decreased $0.8 million or 8.7% from the first quarter of Fiscal 2002. As a percentage of net sales, gross profit decreased 2.0% to 30.0% in the first quarter of Fiscal 2003 from 32.0% in the first quarter of Fiscal 2002. This decline was due primarily to the negative impact from less catalog sales (which traditionally have higher gross margins), more aggressive promotional pricing and a higher level of discontinued product sales at discounted prices. These shortfalls were partially offset by the positive impact from lower distribution costs.

Selling, general and administrative (SG&A) expenses for the first quarter of Fiscal 2003 decreased $1.2 million or 12.7% from the first quarter of Fiscal 2002. As a percentage of net sales, SG&A expenses fell to 30.1% in the first quarter of Fiscal 2003 from 33.7% in the first quarter of Fiscal 2002. The decrease in SG&A expenses was primarily due to the successful implementation of many expense-reduction initiatives since the first quarter of Fiscal 2002.

The loss from operations for the first quarter of Fiscal 2003 was $48,000 compared to the Fiscal 2002 first quarter loss from operations of $467,000.

Interest expense for the first quarter of Fiscal 2003, net of interest income, increased by $84,000 from the first quarter of Fiscal 2002, primarily attributable to fees and service charges under the Credit Facility (see below).

We do not expect to record a provision or benefit for income taxes this year.

The net loss for the first quarter of Fiscal 2003 was $0.5 million compared to the Fiscal 2002 first quarter net loss of $0.8 million.

Liquidity and Capital Resources

Our working capital deficiency as of May 31, 2003 was $6.7 million, which increased by $0.4 million from March 1, 2003. The increased deficiency resulted primarily from a $1.0 million decline in inventories, $0.7 million increase in accounts payable and $0.5 million increase in bank borrowings, partially offset by a $1.1 million reduction in the Vendor Notes (see below) and $0.5 million reduction in accrued expenses.

During the first quarter of Fiscal 2003, cash provided by operating activities was $1.1 million due mostly to the $1.0 million decrease in inventory.

Net cash used in investing activities during the first quarter of Fiscal 2003 was $48,000 due primarily to purchases of property and equipment.

Net cash used in financing activities during the first quarter of Fiscal 2003 was $0.9 million due primarily to repayments of the Vendor Notes of $1.1 million.

In January 2003, in connection with the extension of certain payments owed to key vendors, we issued unsecured promissory notes to such vendors in an aggregate principal amount of approximately $4.5 million (together, the “Vendor Notes”). The Vendor Notes (comprised of former accounts payable balances) are payable in up to 12 monthly installments and have an interest rate of up to 5% per annum. Payments on the Vendor Notes began in February 2003 and are scheduled to be paid in full in January 2004. Although we have been making all scheduled payments on the Vendor Notes on a timely basis, based upon our anticipated cash shortfall (see below), there can be no assurance that we will be able to continue to make the required payments.

We maintain a $30 million senior secured revolving Credit Facility with Bank of America as Agent (the “Credit Facility”). The borrowing base under the Credit Facility is based on the following formula: the lesser of 65% of the cost of eligible store and warehouse inventory or 85% of the orderly liquidation value of the inventory from an appraiser acceptable to Bank of America, plus 50% of the value of inventory covered by merchandise letters of credit plus 85% of the value of eligible credit card and trade accounts receivable. The Credit Facility is secured by substantially all of our assets. Amounts borrowed under the Credit Facility bear interest at an annual rate equal to LIBOR plus 3.50% (4.56% at June 25, 2003) or the bank reference rate plus 1.25% (5.50% at June 25, 2003) at our option. We may select the rate every month. The amount available at May 31, 2003, based on the borrowing base under the Credit Facility, was $21.5 million, of which $19.4 million was drawn, resulting in net availability of $2.1 million.

The Credit Facility requires us to (i) maintain minimum quarterly amounts of cumulative rolling 12-month EBITDA (our income before interest, depreciation, amortization and taxes) and (ii) satisfy certain other non-financial covenants. We are also required to have a minimum of $3.0 million of availability under the Credit Facility after we make the required $2.0 million payment to the former unsecured creditors of Trend-Lines, Inc. The Credit Facility matures on October 29, 2003 and we are seeking an extension or a replacement facility. However, there can be no assurance that an extension will be obtained or, in the absence of an extension, a new facility can be obtained on terms acceptable to us or at all.

The terms of the Credit Facility currently prohibit us from making a required $2 million payment to the former unsecured creditors of Trend-Lines, Inc. and we can make no assurance as to when or if we will be able to make this payment.

The Company’s ability to meet its financial obligations will depend on the Company’s future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. Management believes, even if the holders of the unpaid $2 million pre-petition settlement claim continue to permit the deferral of payment and certain vendors agree to extend current credit terms, the availability under the Credit Facility, together with available cash and expected cash flows during Fiscal 2003 will not be sufficient to timely meet our working capital needs, debt service requirements and planned capital expenditures during portions of Fiscal 2003.

In order to mitigate the expected Fiscal 2003 cash shortfall and to maintain adequate liquidity, management is (i) seeking an extension or replacement of the Credit Facility, (ii) renegotiating certain store lease terms, and (iii) seeking additional extended vendor payment terms. In order to achieve profitability, the Company will need to enhance revenues and margins through improved merchandising and marketing, selective new store openings, closing or relocating underperforming locations and continued focus on cost controls. There can be no assurance that the Company will achieve these objectives.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements included in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by us from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following:

•	Our ability to obtain, as discussed above, an extended credit facility beyond October 2003 or a new credit facility and additional extensions of vendor payment terms during portions of Fiscal 2003.

•	Continued cooperation by the holders of $2 million of unsecured bankruptcy claims as to which we have deferred payment.

•	Our compliance with the financial covenants under the Credit Facility as such covenants may be amended from time to time or the receipt of waivers of violations of such covenants, as applicable.

•	Our ability to achieve our plans and strategies of growth will be dependent on maintaining adequate bank and other financing.

•	Our ability to attract, train and retain highly-qualified associates to staff both existing and new stores, as well as middle and senior management.

•	General economic conditions, which affect consumer confidence and home improvement and home-building spending, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing and unemployment rates.

•	The impact of competition, including competition for customers, locations and products and in other important aspects of our business. Our primary competitors include electrical, plumbing and building materials supply houses, lumber yards, home improvement stores and other local, regional or national hardware stores, as well as discount department stores and any other channel of distribution that offer products that we sell. Our business is highly competitive and we may also face new types of competitors if we enter new markets or lines of business.

•	Changes in laws and regulations, including changes in accounting standards, tax statutes or regulations and environmental and land use regulations, and uncertainties of litigation.

•	Closure and/or relocation of underperforming stores.

•	Other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES

With the supervision and participation of our management including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this report, and, based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that significantly affect these controls subsequent to their date of evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 10, 2003, pursuant to our Stock Option Plan, we granted to one of our executive officers options to purchase 100,000 shares of Common Stock at an exercise price of $0.26 per share. Such grant was made to an accredited investor (as defined in Regulation D of the Securities Act), and thus exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a) 99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) 99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

(a) The registrant filed a current report on Form 8-K on March 20, 2003, reporting certain amendments to the Credit Facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWORKERS WAREHOUSE, INC. (Registrant)

Date: July 11, 2003	By:	/s/ WALTER S. SPOKOWSKI
Walter S. Spokowski, President and Chief Executive Officer

Date: July 11, 2003	By:	/s/ RICK C. WELKER
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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003

/s/ WALTER S. SPOKOWSKI
Walter S. Spokowski, President and Chief Executive Officer

WOODWORKERS WAREHOUSE, INC.

CERTIFICATIONS PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Rick C. Welker, Vice President and Chief Financial Officer of Woodworkers Warehouse, Inc., certify that:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003

/s/ RICK C WELKER
Rick C. Welker, Vice President and Chief Financial Officer