Form 10-Q
period 2003-08-30
WOODWORKERS WAREHOUSE INC
filed 2003-10-14
CIK 1161625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2003

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 1, 2003, 5,633,006 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding. The company has reserved 6,986 shares of common stock for potential issuance to former creditors of Trend-Lines, Inc. (the predecessor of the registrant) whose bankruptcy claims have not yet been settled.

WOODWORKERS WAREHOUSE, INC.

WOODWORKERS WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 30, 2003	August 24, 2002	August 30, 2003	August 24, 2002
Net sales	$23,774	$24,963	$51,111	$52,958
Cost of sales	17,142	17,231	36,289	36,255

Gross profit	6,632	7,732	14,822	16,703
Selling, general and administrative expenses	8,015	9,666	16,253	19,104

Loss from operations	(1,383)	(1,934)	(1,431)	(2,401)
Interest expense, net	392	315	806	643

Loss before income taxes	(1,775)	(2,249)	(2,237)	(3,044)
Provision for income taxes	—	—	—	—

Net loss	$(1,775)	$(2,249)	$(2,237)	$(3,044)

Basic and diluted loss per share:
Net loss per share	$(0.31)	$(0.40)	$(0.40)	$(0.54)

Weighted average shares outstanding:
Basic and diluted	5,640,000	5,640,000	5,640,000	5,640,000

See notes to condensed consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	(Unaudited) August 30, 2003	March 1, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$232	$207
Accounts receivable, net	1,346	1,658
Inventories	24,536	31,153
Prepaid expenses and other current assets	1,395	1,877

Total current assets	27,509	34,895
PROPERTY AND EQUIPMENT, NET	2,131	2,574
LEASE INTERESTS, NET	954	1,104
OTHER ASSETS	899	946

TOTAL ASSETS	$31,493	$39,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Bank credit facility	$16,000	$18,952
Current portion of capital lease obligations	1,057	1,033
Accounts payable	12,214	11,603
Accounts payable due pre-petition creditors	2,000	2,000
Vendor notes payable	1,474	3,713
Accrued expenses	1,925	2,226
Deferred liabilities	823	1,216
Other current liabilities	408	428

Total current liabilities	35,901	41,171

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	922	1,441

STOCKHOLDERS’ DEFICIT:
Common stock	56	56
Additional paid-in capital	1,432	1,432
Accumulated deficit	(6,818)	(4,581)

Total stockholders’ deficit	(5,330)	(3,093)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,493	$39,519

See notes to condensed consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Twenty-six Weeks Ended
	August 30, 2003	August 24, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,237)	$(3,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	758	842
Changes in current assets and liabilities:
Accounts receivable	312	1,117
Inventories	6,617	(1,711)
Prepaid expenses and other current assets	482	210
Accounts payable	611	1,980
Accrued expenses	(301)	56
Deferred liabilities	(393)	(293)
Other current liabilities	(20)	(93)

Net cash provided by (used in) operating activities	5,829	(936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(165)	(114)
Decrease (increase) in other assets	47	(17)

Net cash used in investing activities	(118)	(131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under bank credit facility	(2,952)	1,371
Principal payments on capital lease obligations	(495)	(634)
Repayments of vendor notes payable	(2,239)	—

Net cash provided by (used in) financing activities	(5,686)	737

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25	(330)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	207	519

CASH AND CASH EQUIVALENTS, END OF PERIOD	$232	$189

See notes to condensed consolidated financial statements.

WOODWORKERS WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Woodworkers Warehouse, Inc. (the “Company”) is a specialty retailer of woodworking tools and accessories sold through its 94 stores located in the New England and Mid-Atlantic regions, as well as through its prior nationally distributed mail-order catalogs and current Web site (www.woodworkerswarehouse.com). In addition, the Company recognizes sales (classified as catalog sales) for shipments based on customer telephone orders from monthly store flyers. The above businesses have been aggregated into their respective reportable segments based on the Company’s management reporting structure. In June 2003, the Company discontinued the mailing of new catalogs.

With respect to the unaudited consolidated financial statements, it is the Company’s opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods.

These statements should be read in conjunction with the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 1, 2003 (“Fiscal 2002”). Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of results that may be expected for the Company’s full fiscal year ending February 28, 2004 (“Fiscal 2003”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).

In November 2002, the Emerging Issues Task Force (EITF) released Issue No. 02-16 “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”, applicable to fiscal years beginning after December 15, 2002. The Company has recognized and will continue to recognize vendor allowances as a reduction to cost of goods sold in the period in which it is estimated that the related merchandise is sold. The Company recognized $1.3 and $2.6 million of such reductions in cost of sales during the thirteen and twenty-six weeks ended August 30, 2003, respectively, and $1.7 and $3.2 million during the thirteen and twenty-six weeks ended August 24, 2002, respectively. The vendor allowances received but not yet recognized are recorded as an offset to inventory and such offsets totaled $2.1 million at August 30, 2003 and $2.0 million at August 24, 2002. The Company records vendor cooperative promotional income as a reduction of selling, general and administrative expenses in the period in which it completes its promotional obligations under the vendor agreements. During the twenty-six weeks ended August 30, 2003 and August 24, 2002, the Company recorded approximately $82,000 and $0 for cooperative promotional income, respectively.

The Company’s ability to meet its financial obligations will depend on the items discussed below as well as the Company’s future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. In order to achieve profitability, the Company will need to enhance revenues and margins through improved merchandising and marketing, selective new store openings, closing or relocating underperforming locations and continued focus on cost controls. There can be no assurance that the Company will be able to achieve these objectives.

Management believes, even if the holders of an unpaid $2.0 million settlement claim (related to the plan of reorganization of Trend-Lines Inc., our predecessor and former parent entity) continue to permit the deferral of payment and certain vendors of the Company agree to continue to extend current credit terms, the availability under the Credit Facility (See Note 3), together with available cash and expected cash flows during Fiscal 2003 will not be sufficient to timely meet the Company’s working capital needs, debt service requirements and planned capital expenditures during portions of Fiscal 2003.

In order to mitigate the expected Fiscal 2003 cash shortfall and to maintain adequate liquidity, management is (i) seeking an investor who could provide financing for the above needs, (ii) seeking a replacement of the Credit Facility, (iii) renegotiating certain lease terms, and (iv) seeking additional extended vendor payment terms.

The Company has had preliminary discussions with a replacement lender and a strategic investor regarding a proposed transaction (“Proposed Transaction”) whereby (i) the strategic investor would (a) acquire the Company’s outstanding stock and the Company’s $2.0 million bankruptcy payment obligation and (b) provide the Company with subordinated debt financing; and (ii) the Company (or its successor) would enter into a new credit facility with the replacement lender and satisfy the outstanding amounts under the existing Credit Facility. The preliminary discussions regarding the Proposed Transaction are ongoing and the Company can make no assurance that the Proposed Transaction will occur on the terms described above or at all.

In addition, the Company is not in compliance with the second-quarter EBITDA covenant under the existing Credit Facility (see Note 3) and is currently seeking to enter into an agreement with its lenders whereby the lenders will agree to refrain from exercising their default remedies under the Credit Facility until December 20, 2003, but will accelerate portions of the advance rate reductions currently scheduled for November 30 and December 31, 2003 (the “Forbearance Agreement”). The Company can make no assurance that the Forbearance Agreement will be executed and delivered by its current lenders on the terms described above or at all.

If the Forbearance Agreement is not entered into, the Company’s current lenders could exercise default remedies under the Credit Facility, including, but not limited to, acceleration of repayment of all outstanding amounts. If repayment is accelerated under the Credit Facility, the Company may need to commence a liquidation of its assets.

Even if the Forbearance Agreement is entered into, in the event that the Proposed Transaction does not occur on or before December 20, 2003, the Company would be in default under the Credit Facility and, unless alternative financing sources are readily available, may need to commence a liquidation of its assets.

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

2. Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Twenty-six Weeks Ended August 30, 2003	Twenty-six Weeks Ended August 24, 2002
Cash paid during the period for interest	$549	$729
Cash paid during the period for income taxes	—	49

3. Bank Credit Facility

The Company has a $30 million Senior Secured Revolving Credit Facility with Bank of America as agent that matures on April 30, 2004 (the “Credit Facility”). At August 30, 2003, the Company had $16,000,000 of borrowings outstanding and $15,200 of letters of credit outstanding. The Credit Facility is secured by all of the Company’s assets and bears interest equal to LIBOR plus 4.00% (5.11% at August 30, 2003) or the bank reference rate plus 2.00% (6.00% at August 30, 2003) at the Company’s option. We may select the rate each month.

The Company was required to have cumulative EBITDA (earnings before interest, income taxes and depreciation and amortization) for the four consecutive fiscal quarters ending on the last day of the second quarter of Fiscal 2003 of not less than $1.4 million. As described in Note 1, the Company is not in compliance with this covenant.

On August 11, 2003, the Credit Facility was amended (the “Amendment”) to, among other things, (1) extend the term of the Credit Facility until April 30, 2004, (2) raise the applicable interest rates under the terms of the Credit Facility (i) for bank reference rate loans, by three-quarters of a percentage point and (ii) for LIBOR rate loans, by one-half of a percentage point, (3) adjust the calculation of the borrowing base in the manner described below beginning at the end of November 2003, (4) adjust the calculation of availability under certain conditions as described below, and (5) add and revise certain financial covenants as further described below.

The Borrowing Base under the Credit Facility is currently calculated as follows: (a) the lesser of (i) 65% of the cost of eligible store and warehouse inventory or (ii) 85% of the orderly liquidation value of the inventory, plus (b) 50% of the value of inventory covered by merchandise letters of credit, plus (c) 85% of the value of eligible credit card and trade accounts receivable. Pursuant to the Amendment, the definition of the borrowing base has been revised so that (1) effective as of November 30, 2003, each of the percentages in clauses (a) and (b) above will be reduced by two percentage points, (2) effective as of December 31, 2003, such percentages will be reduced by an additional two percentage points and (3) effective as of January 31, 2004, such percentages will be reduced by an additional one percentage point. The amount available at August 30, 2003, based on the borrowing base under the Credit Facility, was $16.8 million, of which $16.0 million was drawn, resulting in net availability of $0.8 million.

Pursuant to the Amendment, the Company’s availability under the Credit Facility will be further reduced by an amount equal to 50% of any “Year-to-Date EBITDA Shortfall” (the amount, if any, by which the Company’s year-to-date EBITDA is less than the Company’s year-to-date EBITDA for the corresponding period in the previous fiscal year). There was no Year-to-Date EBITDA Shortfall as of the end of August 2003.

Pursuant to the Amendment, the Company is required to maintain the following “Accounts Payable to Inventory Ratio” (trade payables divided by inventory as reflected in the Company’s financial statements) in the percentages listed below for the following fiscal months:

Fiscal Month	Ratio
October 2003	37.5%
November 2003	39.7%
December 2003	32.3%
January 2004	36.9%
February 2004	32.7%
March 2004 and each fiscal
month thereafter	35.0%

Pursuant to the Amendment, the Company is required to have a rolling 12-month Fixed Charges Ratio (EBITDA divided by the sum of capital expenditures, interest expense, income tax expense, principal debt payments and any cash payment made to creditors in accordance with the $2 million settlement under the bankruptcy plan of the Company’s predecessor), determined as of the end of each fiscal month set forth below, of not less than the following:

Fiscal Month	Ratio
November 2003	.49:1.00
December 2003	.51:1.00
January 2004	.68:1.00
February 2004 and each fiscal
month thereafter	.65:1.00

In addition, under the terms of the Amendment, the Company is required to have aggregate sales revenues of at least $22,950,000 during the fiscal months of November and December 2003.

Although certain representations and warranties relating to the Company’s solvency were modified from the initial Credit Facility, under the terms of the Amendment the lenders have reserved their respective rights and remedies as they existed under the initial Credit Facility.

The Company paid a $30,000 fee to the lenders in connection with the Amendment.

As described in Note 1, the Company has had preliminary discussions regarding the Proposed Transaction which would include, among other things, replacement of the Credit Facility. In addition, as also described in Note 1, the Company is seeking to enter into the Forbearance Agreement with its current lenders whereby such lenders will agree to refrain from exercising their default remedies under the Credit Facility until December 20, 2003, but will accelerate portions of the advance rate reductions. The Company can make no assurance that the Proposed Transaction will occur or that the Forbearance Agreement will be entered into on terms described herein. If the Forbearance Agreement is not entered into or if the Forbearance Agreement is entered into but the Proposed Transaction is not completed on or before December 20, 2003, the Company may need to commence a liquidation of its assets.

4. Stockholders’ Equity

A total of 7,500,000 shares, par value $0.01 per share, of the Company’s common stock (“Common Stock”) are authorized. As of October 1, 2003, 5,633,006 shares of Common Stock were issued and outstanding (including the 1,192,224 shares of Common Stock being held by the Company’s transfer agent discussed below) and 6,986 shares of Common Stock have been reserved for potential issuance to former creditors of Trend-Lines, Inc., whose bankruptcy claims have not yet been settled. On December 16, 2002, Porter-Cable Corporation rejected delivery of the 1,180,480 shares of Common Stock that it was entitled to receive and has disclaimed beneficial ownership of such shares. In addition, 11,744 shares of Common Stock have been returned to the Company’s transfer agent as undeliverable. These shares (an aggregate of 1,192,224) have been deemed “undeliverable distributions” pursuant to the Joint Reorganization Plan of Trend-Lines, Inc. (the Company’s predecessor and former parent entity) and the Official Committee of Unsecured Creditors and are being held by the Company’s transfer agent and voted at the direction of the Company’s board of directors until such shares are retired in November 2003.

5. Stock Compensation Plans

The Company follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and applies APB Opinion No. 25 and related interpretations for its stock-based compensation plans. The following table illustrates the effect on the second quarter and year-to-date net loss and loss per share for this year and last year if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Thirteen Weeks Ended August 30, 2003	Thirteen Weeks Ended August 24, 2002	Thirteen Weeks Ended August 30, 2003	Thirteen Weeks Ended August 24, 2002
Net loss as reported	$(1,775)	$(2,249)	$(2,237)	$(3,044)
Deduct: Total stock-based employee compensation
expense determined under the fair value based method
for all awards, net of related tax effects	2	(1)	3	1

Pro forma net loss	$(1,777)	$(2,248)	$(2,240)	$(3,045)

Earnings per share:
Basic and diluted – as reported	$(0.31)	$(0.40)	$(0.40)	$(0.54)
Basic and diluted – pro forma	$(0.32)	$(0.40)	$(0.40)	$(0.54)

6. Selected Information By Business Segment

Information as to the operations of the Company’s business segments with respect to sales and operating income (loss) is set forth below for the periods indicated (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 30, 2003	August 24, 2002	August 30, 2003	August 24, 2002
Net sales:
Stores	$23,376	$24,358	$50,017	$51,016
Catalogs/Internet	398	605	1,094	1,942

Total	$23,774	$24,963	$51,111	$52,958

Income (loss) from continuing operations:
Stores	$140	$270	$1,651	$1,221
Catalogs/Internet	(48)	202	(127)	413
General corporate expenses	(1,867)	(2,721)	(3,761)	(4,678)

Total	$(1,775)	$(2,249)	$(2,237)	$(3,044)

The Company sells its products through its stores and through its catalogs (including store flyer orders) and Web site. These businesses have been aggregated into their respective reportable segments based on the Company’s management reporting structure. The Company decided in June 2003 to discontinue the mailing of new catalogs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The list below is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

Revenue Recognition

Revenue from our retail store operations is recognized at the time of sale. Revenue from catalog and Internet sales is recognized upon shipment to the customer. Allowance for sales returns, a component of net sales, is booked in the period in which the related sales are recorded. An allowance of $65,000 was recorded as of August 30, 2003. Income received from memberships sold to our catalog customers is deferred over the period of the related memberships. We discontinued the membership program as of March 1, 2003.

Vendor Allowances and Cooperative Promotional Income

In November 2002, the Emerging Issues Task Force (EITF) released Issue No. 02-16 “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”, applicable to fiscal years beginning after December 15, 2002. The Company has recognized and will continue to recognize vendor allowances as a reduction to cost of goods sold in the period in which it is estimated that the related merchandise is sold. The Company recognized $1.3 and $2.6 million of such reductions in cost of sales during the thirteen and twenty-six weeks ended August 30, 2003, respectively, and $1.7 and $3.2 million during the thirteen and twenty-six weeks ended August 24, 2002, respectively. The vendor allowances received but not yet recognized are recorded as an offset to inventory and such offsets totaled $2.1 million at August 30, 2003 and $2.0 million at August 24, 2002. The Company records vendor cooperative promotional income as a reduction of selling, general and administrative expenses in the period in which it completes its promotional obligations under the vendor agreements. During the twenty-six weeks ended August 30, 2003 and August 24, 2002, the Company recorded approximately $82,000 and $0 for cooperative promotional income, respectively.

Inventories

Merchandise inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, inventory write-downs may be required.

Lease Interests

Lease interests represent the fair values assigned to our lease rights under fresh start accounting and are being amortized as a charge to rent expense over the remaining lease terms. Accumulated amortization was $726,958 at August 30, 2003. The recoverability of the carrying values of our lease interests is dependent on our ability to generate sufficient future cash flows from operations at each leased site, or in the case of a sale or disposition of a lease or leases, the continuation of similar favorable market rents. Accordingly, recoverability of this asset could be significantly affected by future economic market and competitive factors and is subject to the inherent uncertainty associated with estimates.

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

Results of Operations

Net sales for the thirteen weeks ended August 30, 2003 (second quarter of Fiscal 2003) decreased by $1.2 million or 4.8% from the second quarter of Fiscal 2002 due primarily to the impact of lower comparable store sales, four fewer stores and less catalog sales. The Company experienced a 2.7% decline in comparable store sales during the second quarter due primarily to fewer customer sales transactions, fewer private-label credit card promotional discounts, and generally lower retail prices in the tool industry.

Catalog/Internet sales for the second quarter of Fiscal 2003 decreased $0.2 million or 34.2% from the second quarter of Fiscal 2002 due primarily to a continued deterioration in the Company’s catalog mailing list. In June 2003, the Company decided to discontinue the mailing of new catalogs.

Net sales for the twenty-six weeks ended August 30, 2003 (year-to-date) decreased $1.8 million or 3.5% from the twenty-six weeks ended August 24, 2002 due to fewer stores and less catalog/Internet sales, partially offset by improved comparable store sales. Year-to-date comparable store sales increased 1.9% due primarily to improved flyer productivity, more frequent flyers sent to our best customers and more frequent store events, partially offset by generally lower tool prices.

Gross profit for the second quarter of Fiscal 2003 decreased $1.1 million or 14.2% from the second quarter of Fiscal 2002. As a percentage of net sales, gross profit decreased 3.1% to 27.9% in the second quarter of Fiscal 2003 from 31.0% in the second quarter of Fiscal 2002. This decline was due primarily to the negative impact from less catalog sales (which traditionally have higher gross margins), more aggressive pricing and a lower level of vendor allowances recorded under full-absorption accounting. These shortfalls were partially offset by the positive impact from lower distribution costs.

Year-to-date gross profit decreased $1.9 million or 11.3% from the prior year-to-date period. As a percentage of net sales, gross profit decreased 2.5% to 29.0% of net sales from 31.5% of net sales. The primary reasons for the decrease in the gross profit rate are the same as mentioned above for the second quarter along with a higher level of discontinued product sales at discounted prices in the first-quarter of Fiscal 2003.

Selling, general and administrative (SG&A) expenses for the second quarter of Fiscal 2003 decreased $1.7 million or 17.1% from the second quarter of Fiscal 2002. As a percentage of net sales, SG&A expenses fell to 33.7% in the second quarter of Fiscal 2003 from 38.7% in the second quarter of Fiscal 2002. Year-to-date SG&A expenses deceased $2.9 million or 14.9% from the prior year-to-date period. As a percentage of net sales, year-to-date SG&A expenses declined to 31.8% from 36.1% in the prior year-to-date period despite the lower year-to-date sales. These decreases in SG&A expenses were primarily due to the successful implementation of many expense-reduction initiatives since the second quarter of Fiscal 2002.

The loss from operations for the second quarter of Fiscal 2003 was $1.4 million compared to the Fiscal 2002 second quarter loss from operations of $1.9 million. The year-to-date loss from operations for Fiscal 2003 was $1.4 million compared to the year-to-date loss from operations for Fiscal 2002 of $2.4 million.

Interest expense, net of interest income, for the second quarter of Fiscal 2003 increased by $77,000 from the second quarter of Fiscal 2002. For the year-to-date period, net interest expense increased $163,000 from the prior year-to-date period. These increases were primarily attributable to higher fees and service charges under the Credit Facility (see below) and interest expense under the Vendor Notes (see below).

We do not expect to record a provision or benefit for income taxes this year.

The net loss for the second quarter of Fiscal 2003 was $1.8 million compared to the Fiscal 2002 second quarter net loss of $2.2 million. The year-to-date net loss was $2.2 million compared to $3.0 million for the prior year.

Liquidity and Capital Resources

Our working capital deficiency as of August 30, 2003 was $8.4 million, which increased by $2.1 million from March 1, 2003. The increased deficiency resulted primarily from a $6.6 million decline in inventories and a $0.6 million increase in accounts payable, partially offset by a $3.0 million decrease in bank borrowings and a $2.2 million reduction in the Vendor Notes (see below). The significant decrease in inventories was due primarily to seasonality and tighter controls implemented this year over merchandise purchases and allocations.

During the twenty-six weeks ended August 30, 2003, cash provided by operating activities was $5.8 million due mostly to the $6.6 million decrease in inventories.

Net cash used in investing activities during the first twenty-six weeks of Fiscal 2003 was $117,000 due primarily to purchases of property and equipment.

Net cash used in financing activities during the first twenty-six weeks of Fiscal 2003 was $5.7 million due primarily to repayments of the Vendor Notes of $2.2 million and payments under the Credit Facility (see below) of $3.0 million.

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

The Company has a $30 million Senior Secured Revolving Credit Facility with Bank of America as agent that matures on April 30, 2004 (the “Credit Facility”). At August 30, 2003, the Company had $16,000,000 of borrowings outstanding and $15,200 of letters of credit outstanding. The Credit Facility is secured by all of the Company’s assets and bears interest equal to LIBOR plus 4.00% (5.11% at August 30, 2003) or the bank reference rate plus 2.00% (6.00% at August 30, 2003) at the Company’s option. We may select the rate each month.

The Company was required to have cumulative EBITDA (earnings before interest, income taxes and depreciation and amortization) for the four consecutive fiscal quarters ending on the last day of the second quarter of Fiscal 2003 of not less than $1.4 million. As described in Note 1, the Company is not in compliance with this covenant.

On August 11, 2003, the Credit Facility was amended (the “Amendment”) to, among other things, (1) extend the term of the Credit Facility until April 30, 2004, (2) raise the applicable interest rates under the terms of the Credit Facility (i) for bank reference rate loans, by three-quarters of a percentage point and (ii) for LIBOR rate loans, by one-half of a percentage point, (3) adjust the calculation of the borrowing base in the manner described below beginning at the end of November 2003, (4) adjust the calculation of availability under certain conditions as described below, and (5) add and revise certain financial covenants as further described below.

The Borrowing Base under the Credit Facility is currently calculated as follows: (a) the lesser of (i) 65% of the cost of eligible store and warehouse inventory or (ii) 85% of the orderly liquidation value of the inventory, plus (b) 50% of the value of inventory covered by merchandise letters of credit, plus (c) 85% of the value of eligible credit card and trade accounts receivable. Pursuant to the Amendment, the definition of the borrowing base has been revised so that (1) effective as of November 30, 2003, each of the percentages in clauses (a) and (b) above will be reduced by two percentage points, (2) effective as of December 31, 2003, such percentages will be reduced by an additional two percentage points and (3) effective as of January 31, 2004, such percentages will be reduced by an additional one percentage point. The amount available at August 30, 2003, based on the borrowing base under the Credit Facility, was $16.8 million, of which $16.0 million was drawn, resulting in net availability of $0.8 million.

Pursuant to the Amendment, the Company’s availability under the Credit Facility will be further reduced by an amount equal to 50% of any “Year-to-Date EBITDA Shortfall” (the amount, if any, by which the Company’s year-to-date EBITDA is less than the Company’s year-to-date EBITDA for the corresponding period in the previous fiscal year). There was no Year-to-Date EBITDA Shortfall as of the end of August 2003.

Pursuant to the Amendment, the Company is required to maintain the following “Accounts Payable to Inventory Ratio” (trade payables divided by inventory as reflected in the Company’s financial statements) in the percentages listed below for the following fiscal months:

Fiscal Month	Ratio
October 2003	37.5%
November 2003	39.7%
December 2003	32.3%
January 2004	36.9%
February 2004	32.7%
March 2004 and each fiscal
month thereafter	35.0%

Pursuant to the Amendment, the Company is required to have a rolling 12-month Fixed Charges Ratio (EBITDA divided by the sum of capital expenditures, interest expense, income tax expense, principal debt payments and any cash payment made to creditors in accordance with the $2.0 million settlement under the bankruptcy plan of the Company’s predecessor), determined as of the end of each fiscal month set forth below, of not less than the following:

Fiscal Month	Ratio
November 2003	.49:1.00
December 2003	.51:1.00
January 2004	.68:1.00
February 2004 and each fiscal
month thereafter	.65:1.00

In addition, under the terms of the Amendment, the Company is required to have aggregate sales revenues of at least $22,950,000 during the fiscal months of November and December 2003.

Although certain representations and warranties relating to the Company’s solvency were modified from the initial Credit Facility, under the terms of the Amendment the lenders have reserved their respective rights and remedies as they existed under the initial Credit Facility.

The Company paid a $30,000 fee to the lenders in connection with the Amendment.

The Company’s ability to meet its financial obligations will depend on the items described below as well as the Company’s future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control. In order to achieve profitability, the Company will need to enhance revenues and margins through improved merchandising and marketing, selective new store openings, closing or relocating underperforming locations and continued focus on cost controls. There can be no assurance that the Company will be able to achieve these objectives.

Management believes, even if the holders of the unpaid $2.0 million pre-petition settlement claim continue to permit the deferral of payment and certain vendors continue to agree to extend current credit terms, the availability under the Credit Facility, together with available cash and expected cash flows during Fiscal 2003 will not be sufficient to timely meet our working capital needs, debt service requirements and planned capital expenditures during portions of Fiscal 2003.

In order to mitigate the expected Fiscal 2003 cash shortfall and to maintain adequate liquidity, management is (i) seeking an investor who could provide financing for the above needs, (ii) seeking a replacement of the Credit Facility, (iii) renegotiating certain lease terms, and (iv) seeking additional extended vendor payment terms.

The Company has had preliminary discussions with a replacement lender and a strategic investor regarding a proposed transaction (“Proposed Transaction”) whereby (i) the strategic investor would (a) acquire the Company’s outstanding stock and the Company’s $2.0 million bankruptcy payment obligation and (b) provide the Company with subordinated debt financing; and (ii) the Company (or its successor) would enter into a new credit facility with the replacement lender and satisfy the outstanding amounts under the existing Credit Facility. The preliminary discussions regarding the Proposed Transaction are ongoing and the Company can make no assurance that the Proposed Transaction will occur on the terms described above or at all.

In addition, the Company is not in compliance with the second-quarter EBITDA covenant under the existing Credit Facility (see description above) and is currently seeking to enter into an agreement with its lenders whereby the lenders will agree to refrain from exercising their default remedies under the Credit Facility until December 20, 2003, but will accelerate portions of the advance rate reductions currently scheduled for November 30 and December 31, 2003 (the “Forbearance Agreement”). The Company can make no assurance that the Forbearance Agreement will be executed and delivered by its current lenders on the terms described above or at all.

If the Forbearance Agreement is not entered into, the Company’s current lenders could exercise default remedies under the Credit Facility, including, but not limited to, acceleration of repayment of all outstanding amounts. If repayment is accelerated under the Credit Facility, the Company may need to commence a liquidation of its assets.

Even if the Forbearance Agreement is entered into, in the event that the Proposed Transaction does not occur on or before December 20, 2003, the Company would be in default under the Credit Facility and, unless alternative financing sources are readily available, may need to commence a liquidation of its assets.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements included in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by us from time to time, and such statements may be included in documents other than this report that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following:

•	Our entering into the Forbearance Agreement with our current lenders and the completion of the Proposed Transaction.

•	Our ability to obtain additional extensions of vendor payment terms during portions of Fiscal 2003.

•	Our compliance with the other financial covenants under the Credit Facility as such covenants may be amended from time to time or the receipt of waivers of violations of such covenants, as applicable.

•	Continued cooperation by the holders of $2 million of unsecured bankruptcy claims as to which we have deferred payment.

•	Our ability to achieve our plans and strategies of growth which is currently dependent on completion of the Proposed Transaction.

•	Our ability to attract, train and retain highly-qualified associates to staff both existing and new stores, as well as middle and senior management.

•	General economic conditions, which affect consumer confidence and home improvement and home-building spending, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing and unemployment rates.

•	The impact of competition, including competition for customers, locations and products and in other important aspects of our business. Our primary competitors include home improvement stores, electrical, plumbing and building materials supply houses, lumber yards and other local, regional or national hardware stores, as well as discount department stores and any other channel of distribution that offer products that we sell. Our business is highly competitive and we may also face new types of competitors if we enter new markets or lines of business.

•	Changes in laws and regulations, including changes in accounting standards, tax statutes or regulations and environmental and land use regulations, and uncertainties of litigation.

•	Closure and/or relocation of underperforming stores.

•	Other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

With the supervision and participation of our management including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 30, 2003 and, based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. As part of the overall evaluation of our controls and procedures, we identified certain aspects of our store control procedures and processes that resulted in inefficiencies in the processing of certain inventory transactions for the thirteen weeks ended August 30, 2003, particularly for store merchandise transfers associated with store events and closings. We have implemented improvements to these procedures, including enhanced monitoring of all store inventory transfer requests, a significant reduction in store merchandise transfers associated with store events, and a new requirement that closing stores cease operations immediately after the closing announcement. There have been no other changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As discussed above, the Company is not in compliance with the second-quarter EBITDA covenant under the Credit Facility and is currently seeking to enter into the Forbearance Agreement whereby the Company’s lenders will, among other things, refrain from exercising their default remedies until December 20, 2003. The Company can make no assurance that the Forbearance Agreement will be entered into on the terms described herein or at all.

If the Forbearance Agreement is not entered into, the Company will be in default under the Credit Facility and the Company’s lenders could exercise default remedies that include, but are not limited to, acceleration of repayment of all amounts outstanding thereunder. If repayment is accelerated under the Credit Facility, the Company may need to commence a liquidation of its assets.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on September 9, 2003. Holders of an aggregate of 5,633,006 shares of our common stock at the close of business on July 21, 2003 were entitled to vote at the meeting, of which 3,162,375 were present in person or represented by proxy. At such meeting, the Company’s stockholders voted as follows:

Proposal 1

To elect seven directors to serve until the 2004 Annual Meeting of Stockholders or until their respective successors shall have been duly elected and qualified.

Name of Nominee	Total Votes For Each Nominee	Total Votes Withheld from Each Nominee
Walter S. Spokowski	3,160,549	1,826
Bruce W. Berg	3,160,549	1,826
Ronald A. Kaplan	3,160,549	1,826
Richard A. Mandell	3,160,549	1,826
Gary A. Nacht*	3,160,549	1,826
Joseph Nusim	3,160,549	1,826
Edward D. Solomon	3,160,549	1,826

*	Mr. Nacht resigned as a director of the Company effective as of September 25, 2003.

No other persons were nominated, or received votes, for election as directors of the Company at the 2003 Annual Meeting of Stockholders. There were no abstentions or broker non-votes with respect to this proposal.

Proposal 2

To ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending February 28, 2004.

Total Vote For Proposal 2	Total Vote Against Proposal 2	Abstentions from Proposal 2
3,152,839	9,422	114

There were no broker non-votes with respect to Proposal 2.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a)	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b)	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(c)	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(d)	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

(a)	The registrant filed a current report on Form 8-K on August 12, 2003, reporting an amendment to the Credit Facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWORKERS WAREHOUSE, INC. (Registrant)

Date: October 14, 2003	By:	/s/ WALTER S. SPOKOWSKI

Walter S. Spokowski President and Chief Executive Officer

Date: October 14, 2003	By:	/s/ RICK C. WELKER

Rick C. Welker Vice President and Chief Financial Officer